Form 10-Q
period 1995-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 1995-05-09
CIK 749153

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  MARCH 31, 1995
                               -------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               -------------------    -------------------
COMMISSION FILE NO. 2-92121

                       DEL TACO RESTAURANT PROPERTIES II
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                     33-0064245
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                    92667
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


                                 (714) 744-4334
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X     NO
                                                  -----      -----

================================================================================

                                     INDEX

                       DEL TACO RESTAURANT PROPERTIES II


PART I.  FINANCIAL INFORMATION                                        PAGE NUMBER
- ------------------------------                                        -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1995 (Unaudited) and
     December 31, 1994                                                      3

Statements of Income for the three months ended
     March 31, 1995 and 1994 (Unaudited)                                    4

Statements of Cash Flows for the three months ended
     March 31, 1995 and 1994 (Unaudited)                                    5

Notes to Financial Statements                                               6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9


PART II. OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  11


SIGNATURES                                                                 12
- ----------

                       DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS



                                                                MARCH 31    December 31
                                                                 1995          1994
                                                             ------------   -----------
                                                              (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                        $  113,051   $  133,369
  Receivable from General Partner (Note 4)                        36,291       35,871
  Deposits                                                         1,000        1,000
                                                              ----------   ----------
    Total current assets                                         150,342      170,240
                                                              ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                        1,806,006    1,806,006
  Buildings and improvements                                   1,238,879    1,238,879
  Machinery and equipment                                        898,950      898,950
                                                              ----------   ----------
                                                               3,943,835    3,943,835
  Less--accumulated depreciation                               1,148,625    1,112,606
                                                              ----------   ----------
                                                               2,795,210    2,831,229
                                                              ----------   ----------
                                                              $2,945,552   $3,001,469
                                                              ==========   ==========


                              LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                 $   14,677   $   17,436
  Accounts payable                                                12,441         -
                                                              ----------   ----------
    Total current liabilities                                     27,118       17,436
                                                              ----------   ----------

PARTNERS' EQUITY
  Limited Partners                                             2,938,298    3,003,242
  General Partner-Del Taco, Inc.                                 (19,864)     (19,209)
                                                              ----------   ----------
                                                               2,918,434    2,984,033
                                                              ----------   ----------
                                                              $2,945,552   $3,001,469
                                                              ==========   ==========





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                  (UNAUDITED)


                                               THREE MONTHS ENDED
                                                     MARCH 31
                                                  1995      1994
                                                --------  --------
REVENUES:
  Rent (Notes 3 and 4)                          $101,067  $112,729
  Interest                                           677       999
  Other                                              275       125
                                                --------  --------
                                                 102,019   113,853
                                                --------  --------

EXPENSES:
  General and administrative                      20,674    25,735
  Depreciation                                    36,019    36,019
                                                --------  --------
                                                  56,693    61,754
                                                --------  --------

Net income                                      $ 45,326  $ 52,099
                                                ========  ========

Net income per Limited
  Partnership Unit (Note 2)                        $1.66     $1.91
                                                   =====     =====





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                            1995        1994
                                                          --------    ---------
SOURCE OF CASH:
  From operations:
    Net income                                            $ 45,326    $  52,099
    Depreciation                                            36,019       36,019
                                                          --------    ---------
  Total cash provided from operations                       81,345       88,118

  Cash distributions                                       110,926      260,496
                                                          --------    ---------
    Excess (deficiency) of cash generated
      over distributions                                   (29,581)    (172,378)

 (Increase) Decrease in receivable from
    General Partner                                           (420)         710
  Increase in payable to Limited Partners                     -           3,095
  Increase in accounts payable                              12,441        6,808
                                                          --------    ---------
                                                           (17,560)    (161,765)
                                                          --------    ---------

USE OF CASH:
  Decrease in payable to Limited Partners                    2,758         -
                                                          --------    ---------
                                                             2,758         -
                                                          --------    ---------

Decrease in cash during period                             (20,318)    (161,765)
Beginning cash balance                                     133,369      307,070
                                                          --------    ---------

Ending cash balance                                       $113,051    $ 145,305
                                                          ========    =========



                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1995, the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994 have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 27,006 in 1995 and 1994.

Pursuant to the Partnership Agreement, annual partnership income or loss is allocated one percent to the General Partner and 99 percent to the Limited Partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the Limited Partners until allocated gains and profits equal losses, distributions and syndication costs previously allocated. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the Limited Partners.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1995

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of seven Properties leased as of March 31, 1994 and a total of five as of March 31, 1995.

On November 19 and 20, 1990, respectively, the restaurants located on the Properties in South Gate and Fallbrook, California, respectively, (the "Closed Properties") leased to Del Taco ceased operation. Pursuant to a Settlement Agreement dated as of October 26, 1993 approved in connection with Del Taco's voluntary bankruptcy case: (i) Del Taco was required to pay rent to the Registrant in the amount of $2,248.87 per month for the South Gate Property and $2,332.85 per month for the Fallbrook Property; (ii) on January 1 of each calendar year commencing with January 1, 1994, the monthly base rent payable was adjusted for any applicable Consumer Price Index increase; (iii) Del Taco was required to market the Closed Properties and pay the Registrant, upon sale, the difference between the most recent appraised value and the selling price; and (iv) upon such sale, the relevant Leases were terminated. The South Gate and Fallbrook properties were sold on May 18, 1994 and November 30, 1994, respectively.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 20, 1995.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1995

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants and four partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

In addition, see Note 5 with respect to certain distributions to the General Partner.

NOTE 5 - DISTRIBUTIONS

On April 14, 1995, a distribution to the Limited Partners of $92,119, or approximately $3.41 per Limited Partnership Unit, was approved. Such distribution was paid on April 19, 1995. The General Partner also received a distribution of $931 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on September 11, 1984. By December 31, 1985, the sale of such Units provided a total capitalization for the Registrant of $6,751,500. Fifteen percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. The remaining funds were expended for the acquisition of sites and construction of seven restaurants. In June 1986, the first two restaurants opened for business. Four additional restaurants opened in 1987, and the seventh restaurant opened in April of 1988. Approximately $5,600,000 was expended for such purposes.

As a result of continued lower-than-acceptable sales volumes, the South Gate and Fallbrook restaurants ceased operation on November 19 and 20, 1990. Pursuant to a Settlement Agreement dated as of October 26, 1993 approved in connection with Del Taco's voluntary bankruptcy case: (i) Del Taco was required to pay rent to the Registrant in the amount of $2,248.87 per month for the South Gate property and $2,332.85 per month for the Fallbrook property; (ii) on January 1 of each calendar year commencing with January 1, 1994, the monthly base rent payable was adjusted for any applicable Consumer Price Index increase; (iii) Del Taco was required to market the South Gate and Fallbrook properties and pay the Registrant, upon sale, the difference between the most recent appraised value and the selling price; and (iv) upon such sale, the relevant Leases were terminated.

In February 1994, an escrow was opened pursuant to an agreement between the Registrant and the City of South Gate for the sale of the South Gate property to the City of South Gate for an amount which exceeded appraised value. Escrow closed on May 18, 1994. The net proceeds of $497,202 were distributed by the Partnership to Limited Partners of record as of May 31, 1994 and was paid June 1, 1994.

In September 1994, the Registrant entered into agreement to sell the Fallbrook property for a price which exceeded the appraised value but was less than the net book value. Accordingly, the most recent carrying value of the Fallbrook property was adjusted down to the expected sales price generating a write down of $74,797 in the third quarter of 1994. Escrow closed on November 30, 1994. The net proceeds of $357,531 were distributed by the Partnership to Limited Partners of record as of November 30, 1994 and was paid December 12, 1994.

Since the restaurants owned by the Registrant commenced operation, cash flow from Lease payments received from Del Taco, the Registrant's General Partner, which leases all five remaining restaurants, has provided adequate liquidity for operation of the Registrant. However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.


Results of Operations

The Registrant owned seven Properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating. For the five operating Del Taco restaurants, the registrant receives rental revenues equal to 12 percent of restaurant sales. For the two restaurants which were sold in 1994, the Registrant received rental revenues of approximately $2,000 per restaurant per month.

The Registrant had rental revenues of $101,067 for the three months ended March 31, 1995, representing a decrease from the rental revenues of $112,729 in 1994. Such decrease is directly attributable to decreased sales at the restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:

                      Percentage of Total General & Admin Expense
                      -------------------------------------------

                                  Three Months Ended
                                       March 31
                                   1995       1994
                                  -------    -------
Accounting fees                    72.19      57.22%
Distribution of
  information to
  Limited Partners                 24.30      38.64
Other                               3.51       4.14
                                  -------    -------
                                  100.00%    100.00%
                                  =======    =======


Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partner. For the three months ended March 31, general and administrative expenses decreased from $25,735 in 1994 to $20,674 in 1995. The Registrant incurred depreciation expense in the amount of $36,019 for the three months ended March 31, 1995 and 1994.

As a result of decreased revenues totalling $11,834 for the three months ended March 31, 1995 and decreased expenses totalling $5,061 for the three months ended March 31, 1995, the net income of the Registrant decreased from $52,009 for the three months ended March 31, 1994 to $45,326 for the corresponding period in 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1995.

(c)      Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DEL TACO RESTAURANT PROPERTIES II
                                      (a California limited partnership)
                                      Registrant

                                      Del Taco, Inc.
                                      General Partner



Date:  May 2, 1995                    /s/ Robert J. Terrano
                                      ----------------------------------
                                      Robert J. Terrano
                                      Executive Vice President,
                                      Chief Financial Officer
                                      (duly authorized to sign on
                                      behalf of the Registrant)