Form 10-Q
period 1995-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 1995-07-24
CIK 749153

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         JUNE 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NO. 2-92121

                       DEL TACO RESTAURANT PROPERTIES II
                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   CALIFORNIA
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   33-0064245
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                   1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                     92667
                                   (ZIP CODE)

                                 (714) 744-4334
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X     NO
                                                 -----     -----
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                       DEL TACO RESTAURANT PROPERTIES II

PART I.  FINANCIAL INFORMATION                            PAGE NUMBER
- ------------------------------                            -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1995 (Unaudited) and
      December 31, 1994                                        3

Statements of Income for the three and six months ended
     June 30, 1995 and 1994 (Unaudited)                        4

Statements of Cash Flows for the six months ended
     June 30, 1995 and 1994 (Unaudited)                        5

Notes to Financial Statements                                  6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         9


PART II. OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K                     12


SIGNATURES                                                    13
- ----------

                       DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS

                                                     JUNE 30     December 31
                                                       1995         1994
                                                   ------------  -----------
                                                    (UNAUDITED)
                               ASSETS
                               ------
CURRENT ASSETS:
  Cash                                              $  108,602   $  133,369
  Receivable from General Partner (Note 4)              37,323       35,871
  Deposits                                               1,000        1,000
                                                    ----------   ----------
    Total current assets                               146,925      170,240
                                                    ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                              1,806,006    1,806,006
  Buildings and improvements                         1,238,879    1,238,879
  Machinery and equipment                              898,950      898,950
                                                    ----------   ----------
                                                     3,943,835    3,943,835
  Less--accumulated depreciation                     1,184,644    1,112,606
                                                    ----------   ----------
                                                     2,759,191    2,831,229
                                                    ----------   ----------
                                                    $2,906,116   $3,001,469
                                                    ==========   ==========


            LIABILITIES AND PARTNERS' EQUITY
            --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                       $   12,301   $   17,436
                                                    ----------   ----------
Total current liabilities                               12,301       17,436
                                                    ----------   ----------

PARTNERS' EQUITY
  Limited Partners                                   2,913,926    3,003,242
  General Partner-Del Taco, Inc.                       (20,111)     (19,209)
                                                    ----------   ----------
                                                     2,893,815    2,984,033
                                                    ----------   ----------
                                                    $2,906,116   $3,001,469
                                                    ==========   ==========




                         The accompanying notes are an
                  integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30                  JUNE 30
                                                     1995      1994            1995      1994
                                                   --------  --------        --------  --------
REVENUES:
  Rent (Notes 3 and 4)                             $113,269  $118,794        $214,336  $231,523
  Interest                                              578     1,132           1,255     2,131
  Other                                                 100       275             375       400
                                                   --------  --------        --------  --------
                                                    113,947   120,201         215,966   234,054
                                                   --------  --------        --------  --------

EXPENSES:
  General and administrative                          9,497    11,863          30,171    37,598
  Depreciation                                       36,019    36,019          72,038    72,038
                                                   --------  --------        --------  --------
                                                     45,516    47,882         102,209   109,636
                                                   --------  --------        --------  --------

Net income                                         $ 68,431  $ 72,319        $113,757  $124,418
                                                   ========  ========        ========  ========

Net income per Limited
  Partnership Unit (Note 2)                           $2.51     $2.65           $4.17     $4.56
                                                      =====     =====           =====     =====





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                          1995      1994
                                                        --------  --------
SOURCE OF CASH:
  From operations:
    Net income                                          $113,757  $124,418
    Depreciation                                          72,038    72,038
                                                        --------  --------
  Total cash provided from operations                    185,795   196,456

  Cash distributions                                     203,975   854,678
                                                        --------  --------
    Excess (deficiency) of cash generated
      over distributions                                 (18,180) (658,222)

  Proceeds from sale of land                                -      497,202
  Decrease in receivable from General Partner               -        4,226
  Increase in payable to Limited Partners                   -        4,334
  Increase in accounts payable                              -        1,624
                                                        --------  --------
                                                         (18,180) (150,836)
                                                        --------  --------

USE OF CASH:
  Increase in receivable to General Partner                1,452      -
  Decrease in payable to Limited Partners                  5,135      -
                                                        --------  --------
                                                           6,587      -
                                                        --------  --------

Decrease in cash during period                           (24,767) (150,836)
Beginning cash balance                                   133,369   307,070
                                                        --------  --------

Ending cash balance                                     $108,602  $156,234
                                                        ========  ========





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1995, the results of operations and cash flows for the six month periods ended June 30, 1995 and 1994 have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 1995

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of six Properties leased as of June 30, 1994 and a total of five as of June 30, 1995.

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

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 13, 1995.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 1995

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

NOTE 5 - DISTRIBUTIONS

On July 11, 1995, a distribution to the Limited Partners of $90,194, or approximately $3.34 per Limited Partnership Unit, was approved. Such distribution was paid on July 12, 1995. The General Partner also received a distribution of $911 with respect to its 1% partnership interest.

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

In September 1994, the Registrant entered into an agreement to sell the Fallbrook property for a price which exceeded the appraised value but was less than the net book value. Accordingly, the most recent carrying value of the Fallbrook property was adjusted down to the expected sales price generating a write down of $74,797 in the third quarter of 1994. Escrow closed on November 30, 1994. The net proceeds of $357,531 were distributed by the Partnership to Limited Partners of record as of November 30, 1994 and was paid December 12, 1994.

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

Revenues for the three months ended June 30 decreased from $118,794 in 1994 to $113,269 in 1995. The Registrant had rental revenues of $214,336 for the six months ended June 30, 1995, representing a decrease from the rental revenues of $231,523 in 1994. Such decrease is directly attributable to lost revenues due to the closing of the South Gate and Fallbrook stores. Rental revenues from the five existing restaurants have increased for the three months ended June 30 from $107,079 in 1994 to $113,269 in 1995 and for the six months ended June 30 from $205,801 in 1994 to $214,336 in 1995.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                    Percentage of Total
                                              General & Administrative Expense
                                              --------------------------------

                                                       Six Months Ended
                                                            June 30
                                                         1995    1994
                                                        ------- -------
Accounting fees                                          49.47%  46.66%
Distribution of
  information to
  Limited Partners                                       48.13   49.67
Other                                                     2.40    3.67
                                                        ------- -------
                                                        100.00% 100.00%
                                                        ======= =======



Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses decreased for the three months ended June 30 from $11,863 in 1994 to $9,497 in 1995. For the six months ended June 30, general and administrative expenses decreased from $37,598 in 1994 to $30,171 in 1995. Depreciation expense was $36,019 for the three months ended June 30, 1995 and 1994. The Registrant incurred depreciation expense in the amount of $72,038 for the six months ended June 30, 1995 and 1994.

For the three months ended June 30, 1995 revenues decreased $6,254 and expenses decreased $2,366, creating a decrease in net income from $72,319 in 1994 to $68,431 in 1995. As a result of decreased revenues totaling $18,088 for the six months ended June 30, 1995 and decreased expenses totaling $7,427 for the six months ended June 30, 1995, the net income of the Registrant decreased from $124,418 for the six months ended June 30, 1994 to $113,757 for the corresponding period in 1995.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b)      No reports on Form 8-K were filed during the six months ended
         June 30, 1995.

(C)      Exhibit 27 - Financial Data Schedule

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

                                              DEL TACO RESTAURANT PROPERTIES II
                                              (a California limited partnership)
                                              Registrant

                                              Del Taco, Inc.
                                              General Partner



Date:  July 20, 1995                          /s/ Robert J. Terrano
                                              -------------------------------
                                              Robert J. Terrano
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (duly authorized to sign on
                                              behalf of the Registrant)