Form 10-K
period 1995-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 1996-03-12
CIK 749153

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM                  TO

                        COMMISSION FILE NUMBER: 2-92121

                       DEL TACO RESTAURANT PROPERTIES II
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   CALIFORNIA
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                             1800 W. KATELLA AVENUE
                               ORANGE, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   33-0064245
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                                     92667
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 744-4334

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No

     The registrant is unable to calculate the aggregate market value of the Limited Partnership Units owned by non-affiliates of the registrant because there is no trading market for such units.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's From S-11 Registration Statement filed July 10, 1984 are incorporated by reference into Part IV of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

The Registrant is a publicly-held Limited Partnership organized under the California Uniform Limited Partnership Act. In accordance with the Partnership Agreement, the Registrant's General Partner is Del Taco, Inc., a California corporation ("General Partner"). The Registrant sold 27,006 Units aggregating $6,751,500 through offering of Limited Partnership Units from September 11, 1984 through December 31, 1985.

The Registrant has engaged in the business of acquiring sites in California for the construction of seven Mexican-American restaurants for long-term lease to Del Taco, Inc. for operation under the Del Taco trade name. Two of the seven restaurants are no longer operating and were sold by the Registrant during 1994. Each Property is leased for 35 years on a triple-net basis for a rent equal to twelve percent of gross sales of the restaurant constructed thereon. The activities of the Registrant relating to acquisition and development of the Properties is presented under Item 2 below. The term of the Partnership Agreement is until April 30, 2025, unless terminated earlier by means provided therein.

Because the five Properties owned by the Registrant constitute virtually all of the Registrant's income producing assets, the business of the Registrant is almost entirely dependent on the success of the Del Taco trade name restaurants which lease those Properties. In turn, the success of those restaurants, which are not operated by the Registrant, is dependent on a larger variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and Mexican- American food in particular.

The Registrant has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Registrant, and has a one percent interest in the profits or losses and distributions of the Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs.

ITEM 2.  PROPERTIES

The Registrant acquired seven Properties with proceeds obtained from the sale of Limited Partnership Units:




                                                                                                        Date of
                                                      Date of                Restaurant                 Commencement of
    Address                 City, State               Acquisition            Constructed                Operation (1)
    -------                 -----------               -----------            -----------                ---------------
    Bear Valley Road        Victorville, CA           February 4, 1986       60 seat with drive         June 13,
                                                                             through service window     1986


    West Valley             Colton,                   March 11, 1986         60 seat with drive         June 24,
    Boulevard               CA                                               through service window     1986


    Palmdale Boulevard      Palmdale,                 December 12, 1986      60 seat with drive         May 7,
                            CA                                               through service window     1987


    South Gate Town         South Gate,               January 28, 1987       60 seat with drive         May 28,
    Center                  CA                                               through service window     1987 (2)


    Main Avenue             Fallbrook,                March 10, 1987         60 seat with drive         August 19,
                            CA                                               through service window     1987 (3)



    De Anza Country         Pedley,                   April 13, 1987         60 seat with drive         October 28,
    Shopping Center         CA                                               through service window     1987



    Varner Road             Thousand Palms, CA        October 14, 1987       60 seat with drive         April 28,
                                                                             through service window     1988



(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2) In May 1994, the South Gate property was sold yielding net proceeds to the Registrant of $497,202.

(3) In November 1994, the Fallbrook property was sold yielding net proceeds to the Registrant of $357,531.

                                    PART II


ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 14, 1994, the General Partner held a special meeting of limited partners of the Partnership at the Doubletree Hotel, 100 The City Drive, Orange, California, for the purpose of voting on whether Del Taco should continue to serve as the General Partner of the Partnership.

A proposal to remove Del Taco as General Partner failed to obtain the necessary majority vote, receiving only 5.39 percent of eligible votes, and was defeated. Thus, Del Taco will continue to serve as sole General Partner of the Partnership, subject to all of the rights and responsibilities set forth in the Partnership's Restated Certificate and Agreement of Limited Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 27,006 ($6,751,500) Limited Partnership Units during the offering period ended December 31, 1985 and currently has 1,493 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      For the Year Ended December 31,
                               1995              1994               1993               1992              1991
                             --------           --------          --------           --------          --------
Rental Revenue               $439,055           $467,568          $480,017           $441,816          $420,091

Interest and
  other income                  2,799              4,815             4,555              3,987             6,934

Net income (loss)             250,634            198,359          (111,128)           224,729           203,705

Net income (loss)
  per limited
  Partnership
  Unit (1)                       9.19               7.27             (4.07)              8.24              7.47

Cash Distributions
  per Limited
  Partnership
  Unit (2)(3)(4)(5)(6)
    From Operations             14.89              22.18              7.39              19.29             15.88
    Sale of Land                    -              31.65                 -                  -                 -

Total Assets                2,833,273          3,001,469         4,255,885          4,575,792         4,883,907

Long-term
  Obligations                    None               None              None               None              None

(1) The net income (loss) per Limited Partnership Unit was calculated based upon 27,006 weighted average Units outstanding for all years presented.

(2) Cash distributions for the quarter ended December 31, 1991 amounted to $3.70 per Limited Partnership Unit and were paid January 2, 1992.

(3) Cash distributions for the quarter ended December 31, 1992 amounted to $3.92 per Limited Partnership Unit and were paid December 31, 1992. Five quarterly distributions were disbursed during the year ended December 31, 1992.

(4) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $9.56 and were paid January 31, 1994 and February 2, 1994 respectively.

(5) Cash distributions for the quarter ended December 31, 1994 amounted to $4.07 per Limited Partnership Unit and were paid January 17, 1995. Seven distributions were disbursed during the year ended December 31, 1994.

(6) Cash distributions for the quarter ended December 31, 1995 amounted to $3.68 per Limited Partnership Unit and were paid Janaury 15, 1995. Four distributions were disbursed during the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since the restaurants owned by the Registrant commenced operation, cash flow from Lease payments received from Del Taco, the Registrant's General

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Partner, which leases all five remaining restaurants, has provided adequate liquidity for operation of the Registrant (notwithstanding the sale of two of the restaurants, as noted above). However, the Registrant's overwhelmingly predominant source of income to meet its expenses and fund distributions to its Limited Partners is payments from Del Taco under the Leases, comprising primarily rent calculated on the basis of the gross sales of the restaurants operated on the Properties, as to which there are no contractually specified minimum or guaranteed amounts. Thus, the adequacy of the Registrant's liquidity and capital resources in the future will depend primarily upon the gross revenues of such restaurants as well as upon Del Taco's financial condition and results of operations generally.


Results of Operations

The Registrant owned seven Properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating. For the five operating Del Taco restaurants, the Registrant receives rental revenues equal to 12 percent of restaurant sales.

During 1993, pursuant to a Settlement Agreement dated October 26, 1993, approved in connection with Del Taco, Inc.'s voluntary backruptcy case, the South Gate and Fallbrook properties were appraised at $450,000 and $425,000, respectively. Such appraised values were significantly less than the net book values of the relevant properties and the registrant has reflected a writedown of these properties from their net book values to their estimated realizable selling values, net of estimated expenses of sale. Such writedown of real estate held for sale totaled $361,050.

The South Gate and Fallbrook properties were sold on May 18, 1994 and November 30, 1994, respectively. No gain or loss was recorded as a result of the sale of the South Gate property. In September 1994, the Registrant entered an agreement to sell the Fallbrook property for a price which exceeded the most recent appraised value but was less than the net book value. Accordingly, the carrying value was adjusted down to the expected sale price generating a write down of $74,797 in the third quarter of 1994.

The Registrant had rental revenues of $439,055 for the year ended December 31, 1995, representing a decrease from the rental revenues of $467,568 in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

1994. Such decrease is directly attributable to decreased sales at the remaining restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN EXPENSE
                  -------------------------------------------

                                            Year Ended December 31,
                                            1995    1994     1993
                                            ----    ----     ----
Accounting fees                             31.66%  33.30%   47.40%
Distribution of
 information to
 Limited Partners                           65.28   63.52    49.30
Legal fees                                   0.00    0.00     0.61
Other                                        3.06    3.18     2.69
                                           ------  ------   ------
                                           100.00% 100.00%  100.00%
                                           ======  ======   ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the years ended December 31, general and administrative expenses decreased from $52,683 in 1994 to $47,145 in 1995 reflecting lower costs for accounting and distribution of information to the Limited Partners. Pursuant to Del Taco's Reorganization Plan in December 1993, Del Taco reimbursed the Registrant for all actual legal expenses, and certain other expenses, incurred by the Registrant as a result of the filing of the Bankruptcy Petition on March 29, 1993.

The Registrant incurred depreciation expense in the amount of $144,075, $144,075 and $195,016 for each of the years ended December 31, 1995, 1994 and 1993, respectively. Such decrease in 1994 and 1995 is due to the cessation of depreciation expense related to the sold properties.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In fiscal 1996, the Registrant will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Registrant anticipates that SFAS No. 121 will not have a material impact on the Registrant's financial statements.

ITEM 8.  FINANCIAL STATEMENTS

PART I.  INFORMATION

                                   INDEX                   PAGE NUMBER
                                   -----                   -----------
Report of Independent Public Accountants                       10

Balance Sheets at December 31, 1995 and 1994                   11

Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                             12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1995                      13

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                             14

Notes to Financial Statements                                 15-20

                             ARTHUR ANDERSEN LLP



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of
  Del Taco Restaurant Properties II:

We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                   /s/ ARTHUR ANDERSEN LLP
                                                   ------------------------
                                                   ARTHUR ANDERSEN LLP

Orange County, California
February 9, 1996

                       DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS



                                                                        DECEMBER 31
                                                                1995                      1994
                                                             -----------               ------------
                                                   ASSETS
                                                   ------

CURRENT ASSETS:
  Cash                                                       $   108,954               $   133,369
  Receivable from Del Taco, Inc. (Note 5)                         36,166                    35,871
  Deposits                                                         1,000                     1,000
                                                             -----------               -----------
    Total current assets                                         146,120                   170,240
                                                             -----------               -----------


PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                                        1,806,006                 1,806,006
  Buildings and improvements                                   1,238,879                 1,238,879
  Machinery and equipment                                        898,950                   898,950
                                                             -----------               -----------
                                                               3,943,835                 3,943,835
    Less: accumulated depreciation                             1,256,682                 1,112,606
                                                             -----------               -----------
                                                               2,687,153                 2,831,229
                                                             -----------               -----------

                                                              $2,833,273               $ 3,001,469
                                                             ===========               ===========


                                                       LIABILITIES AND PARTNERS' EQUITY
                                                       --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                                 $    3,562               $    17,436
  Accounts Payable                                                 1,050                  -
    Total current liabilities
                                                             -----------               -----------
                                                                   4,612                    17,436
                                                             -----------               -----------

PARTNERS' EQUITY (NOTE 2)
  Limited Partners                                             2,849,424                 3,003,242
  General Partner - Del Taco, Inc.                               (20,763)                  (19,209)
                                                             -----------               -----------
                                                               2,828,661                 2,984,033
                                                             -----------               -----------

                                                              $2,833,273                $3,001,469
                                                             ===========               ===========



                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF OPERATIONS


                                                                               YEAR ENDED
                                                                              DECEMBER 31
                                                                1995                1994                  1993
                                                              --------            --------              --------
          REVENUES:
            Rent (Note 4)                                     $439,055            $467,568              $480,017
            Interest                                             2,299               3,990                 3,955
            Other                                                  500                 825                   600
                                                              --------            --------             ---------
                                                               441,854             472,383               484,572
                                                              --------            --------             ---------
          EXPENSES:
            Writedown of real estate held for
              sale (Note 8)                                         -               77,266               361,050
            General and administrative                          47,145              52,683                39,634
            Depreciation                                       144,075             144,075               195,016
                                                              --------            --------             ---------
                                                               191,220             274,024               595,700
                                                              --------            --------             ---------

          Net income (loss)                                   $250,634            $198,359             $(111,128)
                                                              --------            --------             ---------

          Net income (loss) per Limited
            Partnership Unit (Note 1)                            $9.19               $7.27                 $(4.07)
                                                                 =====               =====                 ======





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1995


                                                  Limited Partners
                                            ---------------------------                General
                                            Units                 Amount               Partner             Total
                                            ------              ----------             ---------         ---------
Balance, December 31, 1992                  27,006              $4,569,331             $(10,955)         $4,558,376

   Net loss                                                       (110,017)              (1,111)           (111,128)

   Cash distributions (Note 7)                                    (199,206)              (3,081)           (202,287)
                                            ------              ----------             --------          ----------
Balance, December 31, 1993                  27,006               4,260,108              (15,147)          4,244,961

   Net income                                                      196,375                1,984             198,359

   Cash distributions (Note 7)                                  (1,453,241)              (6,046)         (1,459,287)
                                            ------              ----------             --------          ----------


Balance, December 31, 1994                  27,006               3,003,242              (19,209)          2,984,033

   Net income                                                      248,128                2,506             250,634

   Cash distributions (Note 7)                                    (401,946)              (4,060)           (406,006)
                                            ------              ----------             --------          ----------

Balance, December 31, 1995                  27,006              $2,849,424             $(20,763)         $2,828,661
                                            ======              ==========             ========          ==========





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED
                                                                              DECEMBER 31
                                                             1995                 1994                1993
                                                           ---------            ---------           ----------
    SOURCE OF CASH:
      From operations:
        Net income (loss)                                   $250,634             $198,359            $(111,128)
        Depreciation                                         144,075              144,075              195,016
        Writedown of real estate held
           for sale                                                -               77,266              361,050
                                                            --------            ---------            ---------
      Total cash provided from operations                    394,709              419,700              444,938

      Cash Distributions                                     406,006            1,459,287              202,287
                                                            --------            ---------            ---------

        Excess (deficiency) of cash
          generated over distributions                       (11,297)          (1,039,587)             242,651

      Proceeds from sale of land                                                  854,733                    -
      Increase in payable to Limited Partners                      -                7,329                    -
      Decrease in receivable from General                                                                    -
        Partner                                                    -                4,640
      Increase in accounts payable                             1,050                    -                    -
                                                            --------            ---------            ---------
                                                             (10,247)            (172,885)             242,651

    USE OF CASH:
      Increase in receivable from General
        Partner                                                  294                    -                2,278
      Decrease in payable to Limited Partners                 13,874                    -                5,900
      Decrease in accounts payable                                 -                  816                  592
                                                            --------            ---------            ---------
                                                              14,168                  816                8,770
                                                            --------            ---------            ---------

      Increase (decrease) in cash during
        period                                               (24,415)             (173,701)            233,881
    Beginning cash balance                                   133,369               307,070              73,189
                                                            --------             ---------           ---------
    Ending cash balance                                     $108,954               133,369             307,070
                                                            ========             =========           =========


                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE PARTNERSHIP: Del Taco Restaurant Properties II (a California limited partnership) was formed on June 20, 1984, for the purpose of acquiring real property in California for construction of seven Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner for operation under the Del Taco trade name). As of April 28, 1988, all seven restaurants had commenced operation on acquired properties. The South Gate and Fallbrook properties were sold on May 18, 1994 and November 30, 1994, respectively. (see Note 8).

BASIS OF ACCOUNTING: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. Distributions are made to the General and Limited Partners in accordance with the provisions of the Partnership Agreement (see Note 2).

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which are 20 years for land improvements, 35 years for buildings and improvements, and 10 years for machinery and equipment.

INCOME TAXES: No provision has been made for federal or state income taxes on Partnership net income, since the Partnership is not subject to income tax. Partnership income is includable in the taxable income of the individual partners as required under applicable income tax laws. Certain items, primarily related to depreciation methods, are accounted for differently for income tax reporting purposes (see Note 6).

NET INCOME PER LIMITED PARTNERSHIP UNIT: Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the period which amounted to 27,006 for all years presented.

USE OF ESTIMATES: The preparation of the financial statments in conformity with generally accepted acounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statments and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 2 - PARTNERS' EQUITY

Pursuant to the Partnership Agreement, annual partnership net income or loss is allocated one percent to the General Partner and 99 percent to the Limited Partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the Limited Partners until allocated gains and profits equal losses, distributions and syndication costs previously allocated. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the Limited Partners.

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a site acquisition and development fee in an amount equal to the lesser of five percent of the cost of the related property or $35,000. The fee shall be for service rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. No site acquisition and development fees were paid in 1995, 1994 and 1993.

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of seven Properties leased as of December 31, 1993 and a total of five as of December 31, 1995 and 1994.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995


NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1995. The rent receivable was collected on January 16, 1996.

The General Partner received $4,060 in distributions during 1995 relating to its one percent interest in the Registrant.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 6 - INCOME TAXES

A reconciliation of financial statement net income (loss) to taxable income for each of the periods is as follows:

                                                             1995        1994       1993
                                                             ----        ----       ----
Net income(loss)per financial statements                    $250,634    $198,359  $(111,128)

Writedown (loss) of real estate held
   (sold) for sale                                                 -    (199,087)   361,050

Excess book depreciation                                      90,287      45,483     60,077
                                                            ========    --------   --------

Taxable income                                              $340,921    $ 44,755   $309,999
                                                            ========    ========   ========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1995, is as follows:

Partners' equity per financial
  statements                                    $2,828,661

Issue costs of Limited Partnership
  Units capitalized for tax purposes               986,745

Excess tax depreciation                           (131,920)

Writedown of Real Estate held for Sale             161,963

Other                                                5,465
                                                ----------

Net worth for tax purposes                      $3,850,914
                                                ==========

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to Limited Partners were as follows:

                                             Distributions per               Weighted Average        Number of Units
                                             Limited Partnership             Number of Units         Outstanding at the
      Quarter Ended                          Unit                            Outstanding             End of Quarter
      -------------                          -------------------             ----------------        -------------------
                                             From            Sale
                                           Operations       of Land
                                           ----------       -------
      March 31, 1993                        $ 4.44           $  -                  27,006                  27,006
      June 30, 1993                           2.95              -                  27,006                  27,006
                                            ------
        Total paid in 1993                  $ 7.39           $  -
                                            ======

      September 30, 1993                    $ 2.64           $  -                  27,006                  27,006
      December 31, 1993                       6.92              -                  27,006                  27,006
      March 31, 1994                          3.56              -                  27,006                  27,006
      June 30, 1994                           4.59            18.41   (1)          27,006                  27,006
      September 30, 1994                      4.47              -                  27,006                  27,006
      December 31, 1994                          -            13.24   (2)          27,006                  27,006
                                           -------
        Total paid in 1994                  $22.18           $31.65
                                            ======           ======

      December 31, 1994                     $ 4.07           $  -                  27,006                  27,006
      March 31, 1995                          3.41              -                  27,006                  27,006
      June 30, 1995                           3.34              -                  27,006                  27,006
      September 30, 1995                      4.07              -                  27,006                  27,006
                                            ------           -------
        Total paid in 1995                  $14.89           $  -
                                            ======           =======

Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of Units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1995 amounted to $3.68 per Limited Partnership Unit and were paid January 15, 1996.

(1) On June 1, 1994, the Partnership distributed to Limited Partners of record as of May 31, 1994, $497,202 of net proceeds received from the sale of the South Gate property.

(2) On December 12, 1994, the Partnership distributed to Limited Partners of record as of November 30, 1994, $357,531 of net proceeds received from the sale of the Fallbrook property.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995

NOTE 8 - WRITEDOWN OF REAL ESTATE HELD FOR SALE

During 1993, the South Gate and Fallbrook properties were appraised at $450,000 and 425,000, respectively. Such appraised values were significantly less than the net book values of the relevant properties and the Registrant has reflected a writedown of these properties from their net book values to their estimated realizable selling values, net of estimated expenses of sale. Such writedown of real estate held for sale totaled $361,050.

In May 1994, the South Gate property was sold yielding net proceeds to the Registrant of $497,202. In September 1994, the Registrant entered an agreement to sell the Fallbrook property for a price which exceeded the appraised value but was less than the net book value. Accordingly, the carrying value of the Fallbrook property was adjusted down to the expected sale price generating a write down of $74,797 in the third quarter of 1994.

                                    PART III


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL
PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:



Name                    Title                                           Age
----                    -----                                           ---
Kevin K. Moriarty       Director, Chairman and Chief Executive Officer  49

Paul W. Hitzelberger    Executive Vice President, Brand Strategy and
                        Franchise Relations/Development                 51

Robert Terrano          Executive Vice President and
                        Chief Financial Officer                         40

James D. Stoops         Executive Vice President, Operations            43

Janet D. Simmons        Senior Vice President, Purchasing               39

Michael L. Annis        Vice President, Secretary and General Counsel   49

C. Douglas Mitchell     Vice President and Corporate Controller         45



The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1996.

(c)  None

(d) No family relationship exists between any such director or executive officer of the General Partner.

(e) The following is an account of the business experience during the past five years of each such director and executive officer:

Kevin K. Moriarty, Director, Chairman and Chief Executive Officer of Del Taco, Inc. Mr. Moriarty began his career with Burger King Corporation in 1974 in Operations Unit Management. In 1983, he was promoted to Area Manager in New York, and was subsequently promoted to the Regional Vice President, Chicago Region in 1985. In 1988, he became Executive Vice President and General Manager of the North Central Division. Mr. Moriarty served in that position until 1990 when he joined Del Taco, Inc. as President and Chief Executive Officer on July 31, 1990. Mr. Moriarty has served as a director of the General Partner since 1990.


Paul W. Hitzelberger, Executive Vice President, Brand Strategy and Franchise Relations/Development of Del Taco, Inc. He was appointed to his current position in December 1995. Previously, Mr. Hitzelberger was Executive Vice President, Marketing from February 1991 and Vice President, Marketing from 1989 to 1991. Mr. Hitzelberger has responsibility for franchise development, relations and training and will oversee public relations and training for the corporation. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Prior to his position with Lucky, Mr. Hitzelberger held various positions in marketing and retailing at Wallpapers to Go, Inc., a division of General Mills, Inc., and Coast to Coast Stores, Inc. a subsidiary of Household Merchandising, Inc. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.


Robert J. Terrano, Executive Vice President and Chief Financial Officer of Del Taco, Inc. From May 1994 to April 1995, Mr. Terrano served as Chief Financial Officer for Denny's, Inc. in Spartanburg, S.C. From August 1983 to May 1994, he served with Burger King Corporation, Miami Florida, in a variety of positions, most recently as Division Controller. Mr. Terrano joined Del Taco, Inc. in April 1995.


James D. Stoops, Executive Vice President, Operations of Del Taco, Inc. From 1968 to 1991, Mr. Stoops served in a wide variety of Operations positions with Burger King Corporation with increasing levels of responsibility. In 1985, Mr. Stoops was appointed Region Vice President/General Manager for the New York region and served in that position until October of 1990. In January of 1991, he joined Del Taco, Inc. in his current post.

Janet D. Simmons, Senior Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Simmons was with Denny's Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Simmons was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Simmons has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.


Michael L. Annis, Vice President, Secretary and General Counsel of Del Taco, Inc. From 1981 to 1986 Mr. Annis served as Regional Real Estate Manager and Director of Real Estate Services with Taco Bell, Inc. In 1986 he served as Regional General Manager with Quaker State Minit Lube. In January of 1987 Mr. Annis joined Red Robin International, Inc. as General Counsel and was subsequently promoted to Vice President/Secretary and later Vice President Real Estate Development/Secretary and General Counsel, the position he held until joining Del Taco, Inc. in December of 1993. Mr. Annis received his J.D. Degree from Whittier College.

C. Douglas Mitchell, Vice President and Corporate Controller. Mr. Mitchell joined Del Taco, Inc. in August of 1994 as Controller and was promoted to his current position in January 1996. From 1990 to 1994, Mr. Mitchell was a Senior Audit Manager with Coopers & Lybrand. Prior to 1990, Mr. Mitchell held various positions in finance and accounting with the Geneva Companies (a subsidiary of Chemical Bank), Zaremba Corporation (a real estate developer) and The Dexter Corporation (an international manufacturer of specialty materials). Mr. Mitchell has a Bachelor of Science degree with a major in accounting from the University of Southern California.


ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The Registrant has no executive officers or directors and pays no direct remuneration to any executive officer or director of its General Partner. The Registrant has not issued any options or stock appreciation rights to any executive officer or director of its General Partner, nor does the Registrant propose to pay any annuity, pension or retirement benefits to any executive officer or director of its General Partner. The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any executive officer or director of the General Partner upon termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person of record currently owns more than five percent of Limited Partnership Units of the Registrant, nor was any person known of by the Registrant to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b) Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any Limited Partnership Units of the Registrant.

(c) The Registrant knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Registrant, except for provisions in the Partnership Agreement providing for removal of the General Partner by holders of a majority of the Limited Partnership Units and if a material event of default occurs under the financing agreements of the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) No transactions have occurred between the Registrant and any executive officer or director of its General Partner.

         During 1995, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

         (1) The General Partner earned $2,506 as its one percent share of the net income of the Registrant.

         (2) The General Partner received $4,060 in distributions relating to its one percent interest in the Registrant.

(b) During 1995, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1995 for any amount in excess of $60,000.

(d)      Not applicable.

                                    PART IV


ITEM 14(A)(1) AND (2).  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
                        REPORTS ON FORM 8-K



All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  No reports on Form 8-K were filed during the last quarter of 1995.

(c)  Exhibits required by Item 601 of Regulation S-K:

         1. Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as
                 Exhibit 3.01 to Registrant's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

         2. Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

         3. Incorporated herein by reference, Form of Standard Lease to be entered into by Registrant and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Registrant's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

        27.      Financial Data Schedule.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DEL TACO RESTAURANT PROPERTIES I
                                        ----------------------------------
                                        a California limited partnership
                                        Registrant


                                        Del Taco, Inc.
                                        General Partner



Date March 07, 1996                     Kevin K. Moriarty
                                        ---------------------------------
                                        Kevin K. Moriarty
                                        Director, Chairman
                                        and Chief Executive Officer



Date March 07, 1996                     Michael L. Annis
                                        ---------------------------------
                                        Michael L. Annis
                                        Vice President,
                                        Secretary and General Counsel



Date March 07, 1996                     Robert J. Terrano
                                        ---------------------------------
                                        Robert J. Terrano
                                        Executive Vice
                                        President and Chief Financial
                                        Officer




Date March 07, 1996                     C. Douglas Mitchell
                                        --------------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller