Form 10-Q
period 1996-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 1996-05-06
CIK 749153

================================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1996

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
               (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
         1800 W. KATELLA AVENUE, ORANGE, CALIFORNIA                       92667
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (714) 744-4334
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   No
                                               ---     ---

===============================================================================

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II

PART I.  FINANCIAL INFORMATION                                   PAGE NUMBER

Item 1.  Financial Statements and Supplementary Data

Balance Sheets at March 31, 1996 (Unaudited) and
     December 31, 1995                                                  3

Statements of Income for the three months ended
     March 31, 1996 and 1995 (Unaudited)                                4

Statements of Cash Flows for the three months ended
     March 31, 1996 and 1995 (Unaudited)                                5

Notes to Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              10


SIGNATURES                                                             11

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS

                                                                         MARCH 31,       December 31
                                                                           1996               1995
                                                                        -----------       -----------
                                                                         (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS:

  Cash                                                                  $   105,619       $   108,954
  Receivable from General Partner (Note 4)                                   27,305            36,166
  Deposits                                                                    1,000             1,000
                                                                        -----------       -----------
    Total current assets                                                    133,924           146,120
                                                                        -----------       -----------

PROPERTY AND EQUIPMENT, AT COST

  Land and improvements                                                   1,806,006         1,806,006
  Buildings and improvements                                              1,238,879         1,238,879
  Machinery and equipment                                                   898,950           898,950
                                                                        -----------       -----------
                                                                          3,943,835         3,943,835

  Less--accumulated depreciation                                          1,292,702         1,256,682
                                                                        -----------       -----------
                                                                          2,651,133         2,687,153
                                                                        -----------       -----------
                                                                        $ 2,785,057       $ 2,833,273
                                                                        ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

CURRENT LIABILITIES:

  Payable to Limited Partners                                           $     5,150       $     3,562
  Accounts Payable                                                            8,925             1,050
                                                                        -----------       -----------
    Total current liabilities                                                14,075             4,612
                                                                        -----------       -----------

PARTNERS' EQUITY

  Limited Partners                                                        2,792,323         2,849,424
  General Partner-Del Taco, Inc.                                            (21,341)          (20,763)
                                                                        -----------       -----------
                                                                          2,770,982         2,828,661
                                                                        -----------       -----------
                                                                        $ 2,785,057       $ 2,833,273
                                                                        ===========       ===========


   The accompanying notes are an integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                    THREE MONTHS ENDED
                                         MARCH 31
                                    1996          1995
                                    ----          ----

REVENUES:

  Rent (Notes 3 and 4)            $ 98,238      $101,067
  Interest                             596           677
  Other                                175           275
                                  --------      --------
                                    99,009       102,019
                                  --------      --------
EXPENSES:

  General and administrative        20,282        20,674
  Depreciation                      36,019        36,019
                                  --------      --------
                                    56,301        56,693
                                  --------      --------

Net income                        $ 42,708      $ 45,326
                                  ========      ========

Net income per Limited
  Partnership Unit (Note 2)       $   1.57      $   1.66
                                  ========      ========






   The accompanying notes are an integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                             1996             1995
                                                             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                $  42,708       $  45,326
 Adjustments to reconcile net income to net
  cash provided by operating activities:

    Depreciation                                              36,019          36,019
    Increase (decrease) in payable to Limited Partner          1,588          (2,758)
    Decrease (increase) in receivable
     from General Partner                                      8,861            (420)
    Increase in accounts payable                               7,875          12,441
                                                           ---------       ---------

     Net cash provided by operating activities                97,051          90,608

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                              100,386         110,926
                                                           ---------       ---------

Net decrease in cash                                          (3,335)        (20,318)

Beginning cash balance                                       108,954         133,369
                                                           ---------       ---------

Ending cash balance                                          105,619         113,051
                                                           =========       =========





   The accompanying notes are an integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1996, the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 27,006 in 1996 and 1995.

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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 1996

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of March 31, 1996 and 1995.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 11, 1996.

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

NOTE 5 - DISTRIBUTIONS

On April 9, 1996, a distribution to the Limited Partners of $94,515 or approximately $3.49 per Limited Partnership Unit, was approved. Such distribution was paid on April 16, 1996. The General Partner also received a distribution of $955 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Registrant commenced offering of Limited Partnership Units on September 11, 1984. By December 31, 1985, the sale of such Units provided a total capitalization for the Registrant of $6,751,500. Fifteen percent of the cash received from the sale of Limited Partnership Units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. The remaining funds were expended for the acquisition of sites and construction of seven restaurants. In June 1986, the first two restaurants opened for business. Four additional restaurants opened in 1987, and the seventh restaurant opened in April of 1988. Approximately $5,600,000 was expended for such purposes. Two restaurants were sold in 1994.

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

Rental revenues for the three months ended March 31, decreased from $101,067 in 1995 to $98,238 in 1996. The decrease in revenues is directly attributable to decreased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:


                                                      Percentage of Total
                                                General & Administrative Expense

                                                      Three Months Ended
                                                           March 31
                                                    1996              1995
                                                   -------           -----

Accounting fees                                     76.67%           72.19%
Distribution of
  information to
  Limited Partners                                  22.10            24.30
Other                                                1.23             3.51
                                                   ------           ------
                                                   100.00%          100.00%
                                                   ======           ======



Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses decreased for the three months ended March 31 from $20,674 in 1995 to $20,282 in 1996. Depreciation expense was $36,019 for the three months ended March 31, 1996 and 1995.

For the three months ended March 31, 1996 revenues decreased $3,010 and expenses decreased $392, creating a decrease in net income from $45,326 in 1995 to $42,708 in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

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

                                        DEL TACO RESTAURANT PROPERTIES II
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner

Date:  April 30, 1996                   /s/ Robert J. Terrano
                                        ---------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer

Date:  April 30, 1996                   /s/ C. Douglas Mitchell
                                        -----------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller