Form 10-Q
period 1996-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 1996-08-06
CIK 749153

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         JUNE 30, 1996
                                ---------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

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

                                     INDEX

                       DEL TACO RESTAURANT PROPERTIES II
                       ---------------------------------

PART I.  FINANCIAL INFORMATION                                   PAGE NUMBER
- ------------------------------                                   -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1996 (Unaudited) and
     December 31, 1995                                                3

Statements of Income for the three and six months ended
     June 30, 1996 and 1995 (Unaudited)                               4

Statements of Cash Flows for the six months ended
     June 30, 1996 and 1995 (Unaudited)                               5

Notes to Financial Statements                                         6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8


PART II. OTHER INFORMATION
- --------------------------

Item 6.  Exhibits and Reports on Form 8-K                            10

         27     Financial Data Schedule

SIGNATURES                                                           11
- ----------

                       DEL TACO RESTAURANT PROPERTIES II
                       ---------------------------------

                                 BALANCE SHEETS
                                 --------------


                                                                           JUNE 30,     December 31
                                                                             1996          1995
                                                                         ------------   -----------
                                                                          (UNAUDITED)
                                      ASSETS
                                      ------
CURRENT ASSETS:
  Cash                                                                    $   88,507   $  108,954
  Receivable from General Partner (Note 4)                                    36,200       36,166
  Deposits                                                                     1,000        1,000
                                                                          ----------   ----------
    Total current assets                                                     125,707      146,120
                                                                          ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                                    1,806,006    1,806,006
  Buildings and improvements                                               1,238,879    1,238,879
  Machinery and equipment                                                    898,950      898,950
                                                                          ----------   ----------
                                                                           3,943,835    3,943,835
  Less--accumulated depreciation                                           1,328,721    1,256,682
                                                                          ----------   ----------
                                                                           2,615,114    2,687,153
                                                                          ----------   ----------

                                                                          $2,740,821   $2,833,273
                                                                          ==========   ==========


                       LIABILITIES AND PARTNERS' EQUITY
                       --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                                                  5,538        3,562
  Accounts Payable                                                                --        1,050
                                                                          ----------    ---------
    Total current liabilities                                                  5,538        4,612
                                                                          ----------    ---------

PARTNERS' EQUITY
  Limited Partners                                                         2,756,982    2,849,424
  General Partner-Del Taco, Inc.                                             (21,699)     (20,763)
                                                                          ----------   ----------
                                                                           2,735,283    2,828,661
                                                                          ----------   ----------

                                                                          $2,740,821   $2,833,273
                                                                          ==========   ==========





                         The accompanying notes are an
                  integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES II
                       ---------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                  (UNAUDITED)
                                  -----------


                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30                  JUNE 30
                                 1996      1995            1996      1995
                               --------  --------        --------  ---------
REVENUES:
  Rent (Notes 3 and 4)         $106,780  $113,269        $205,018  $214,336
  Interest                          377       578             973     1,255
  Other                             215       100             390       375
                               --------  --------        --------  --------
                                107,372   113,947         206,381   215,966
                               --------  --------        --------  --------

EXPENSES:
  General and administrative     11,726     9,497          32,008    30,171
  Depreciation                   36,018    36,019          72,037    72,038
                               --------  --------        --------  --------
                                 47,744    45,516         104,045   102,209

Net income                     $ 59,628  $ 68,431        $102,336  $113,757
                               ========  ========        ========  ========

Net income per Limited
  Partnership Unit (Note 2)       $2.18     $2.51           $3.75     $4.17
                                  =====     =====           =====     =====





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II
                       ---------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                  (UNAUDITED)
                                  -----------

                                                       SIX MONTHS ENDED
                                                           JUNE 30
                                                        1996      1995
                                                      --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                           $102,336  $113,757
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                        72,037    72,038
    Increase (decrease) in payable to
     Limited Partner                                     1,976    (5,135)
    Increase in receivable from
     from General Partner                                  (32)   (1,452)
    Decrease in accounts payable                        (1,050)       --
                                                       -------   -------

     Net cash provided by operating activities         175,267   179,208

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                        195,714   203,975
                                                      --------  --------

Net decrease in cash                                   (20,447)  (24,767)

Beginning cash balance                                 108,954   133,369
                                                      --------  --------

Ending cash balance                                   $ 88,507  $108,602
                                                      ========  ========





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II
                       ---------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1996
                                 -------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1996, the results of operations and cash flows for the six month periods ended June 30, 1996 and 1995 have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

DEL TACO RESTAURANT PROPERTIES II
- ---------------------------------
NOTES TO FINANCIAL STATEMENTS - CONTINUED
- -----------------------------------------
JUNE 30, 1996
- -------------

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of June 30, 1996 and 1995.


NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 12, 1996.

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

NOTE 5 - DISTRIBUTIONS

On July 16, 1996, a distribution to the Limited Partners of $77,188 or approximately $2.85 per Limited Partnership Unit, was approved. Such distribution was paid on July 23, 1996. The General Partner also received a distribution of $780 with respect to its 1% partnership interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Liquidity and Capital Resources
- -------------------------------

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


Results of Operations
- ---------------------

The Registrant owned seven Properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating. For the five operating Del Taco restaurants, the Registrant receives rental revenues equal to 12 percent of restaurant sales.

Rental revenues for the three months ended June 30, decreased from $113,269 in 1995 to $106,780 in 1996. The Registrant had rental revenues of $205,018 for the six months ended June 30, 1996, representing a decrease from the rental revenues of $214,336 in 1995. The decrease in revenues is directly attributable to decreased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:


                                                Percentage of Total
                                          General & Administrative Expense
                                          --------------------------------
                                                  Six Months Ended
                                                     June 30
                                                 1996        1995
                                                ------      ------
Accounting fees                                  48.58%      49.47%
Distribution of
  information to
  Limited Partners                               47.25       48.13
Other                                             4.17        2.40
                                                ------      ------
                                                100.00%     100.00%
                                                ======      ======



Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses increased for the three months ended June 30 from $9,497 in 1995 to $11,726 in 1996. For the six months ended June 30, general and administrative expenses increased from $30,171 in 1995 to $32,008 in 1996. Depreciation expense was $36,018 for the three months ended June 30, 1996 and $36,019 for the three months ended June 30, 1995. The Registrant incurred depreciation expense in the amount of $72,037 for the six months ended June 30, 1996 and $72,038 for the six months ended June 30, 1995.

For the three months ended June 30, 1996 revenues decreased $6,575 and expenses increased $2,228, creating a decrease in net income from $68,431 in 1995 to $59,628 in 1996. As a result of decreased revenues totaling $9,585 for the six months ended June 30, 1996 and increased expenses totaling $1,836 for the six months ended June 30, 1996, the net income of the Registrant decreased from $113,757 for the six months ended June 30, 1995 to $102,336 for the corresponding period in 1995.

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

(b)      No reports on Form 8-K were filed during the six months ended
         June 30, 1996.

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

                                         DEL TACO RESTAURANT PROPERTIES II
                                         (a California limited partnership)
                                         Registrant

                                         Del Taco, Inc.
                                         General Partner



Date:  July 30, 1996                     /s/ Robert J. Terrano
                                         ----------------------------------
                                         Robert J. Terrano
                                         Executive Vice President,
                                         Chief Financial Officer


Date:  July 30, 1996                     /s/ C. Douglas Mitchell
                                         ----------------------------------
                                         C. Douglas Mitchell
                                         Vice President and Corporate
                                         Controller