Form 10-Q
period 1996-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 1996-11-05
CIK 749153

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            SEPTEMBER 30, 1996
                               ------------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------

COMMISSION FILE NO. 2-92121

                       DEL TACO RESTAURANT PROPERTIES II
                        a California limited partnership
             (Exact name of registrant as specified in its charter)

                   CALIFORNIA                           33-0064245
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification Number)

23041 AVENIDA DE LA CARLOTA, SUITE 400, LAGUNA HILLS, CA        92653
        (Address of principal executive offices)              (Zip Code)

                                 (714) 462-7399
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

                                     INDEX

                       DEL TACO RESTAURANT PROPERTIES II
                       ---------------------------------


PART I.  FINANCIAL INFORMATION                                        PAGE NUMBER
------------------------------                                        -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1996 (Unaudited) and
     December 31, 1995                                                     3

Statements of Income for the three and nine months ended
     September 30, 1996 and 1995 (Unaudited)                               4

Statements of Cash Flows for the nine months ended
     September 30, 1996 and 1995 (Unaudited)                               5

Notes to Financial Statements                                              6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 10


SIGNATURES                                                                11
----------

                       DEL TACO RESTAURANT PROPERTIES II
                       ---------------------------------

                                 BALANCE SHEETS
                                 --------------



                                                                        SEPTEMBER 30   December 31
                                                                            1996          1995
                                                                        ------------   -----------
                                                                         (UNAUDITED)
                                          ASSETS
                                          ------
CURRENT ASSETS:
  Cash                                                                    $  117,157    $  108,954
  Receivable from General Partner (Note 4)                                    35,548        36,166
  Deposits                                                                     1,000         1,000
                                                                          ----------    ----------
    Total current assets                                                     153,705       146,120
                                                                          ----------    ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                                    1,806,006     1,806,006
  Buildings and improvements                                               1,238,879     1,238,879
  Machinery and equipment                                                    898,950       898,950
                                                                          ----------    ----------
                                                                           3,943,835     3,943,835
  Less--accumulated depreciation                                           1,364,739     1,256,682
                                                                          ----------    ----------
                                                                           2,579,096     2,687,153
                                                                          ----------    ----------

                                                                          $2,732,801    $2,833,273
                                                                          ==========    ==========


                                LIABILITIES AND PARTNERS' EQUITY
                                --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                                                  6,023         3,562
  Accounts Payable                                                               759         1,050
                                                                          ----------    ----------
    Total current liabilities                                                  6,782         4,612
                                                                          ----------    ----------

PARTNERS' EQUITY
  Limited Partners                                                         2,747,811     2,849,424
  General Partner-Del Taco, Inc.                                             (21,792)      (20,763)
                                                                          ----------    ----------
                                                                           2,726,019     2,828,661
                                                                          ----------    ----------

                                                                          $2,732,801    $2,833,273
                                                                          ==========    ==========




                         The accompanying notes are an
                  integral part of these financial statements

                       DEL TACO RESTAURANT PROPERTIES II
                       ---------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                  (UNAUDITED)
                                  -----------


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30                   SEPTEMBER 30
                                                  1996           1995            1996           1995
                                                --------       --------        --------       --------
REVENUES:
  Rent (Notes 3 and 4)                          $114,583       $114,459         $319,601      $328,795
  Interest                                           569            547            1,542         1,802
  Other                                              275             75              665           450
                                                --------       --------         --------      --------
                                                 115,427        115,081          321,808       331,047
                                                --------       --------         --------      --------
EXPENSES:
  General and administrative                      10,726          8,867           42,734        39,038
  Depreciation                                    36,017         36,017          108,054       108,055
                                                --------       --------         --------      --------
                                                  46,743         44,884          150,788       147,093
                                                --------       --------         --------      --------
Net income                                      $ 68,684       $ 70,197         $171,020      $183,954
                                                ========       ========         ========      ========

Net income per Limited
  Partnership Unit (Note 2)                     $   2.52       $   2.57         $   6.27      $   6.74
                                                ========       ========         ========      ========





                         The accompanying notes are an
                  integral part of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II
                       ---------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                  (UNAUDITED)
                                  -----------

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                      1996      1995
                                                    --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                         $171,020   $183,954
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                     108,054    108,055
    Increase (decrease) in payable to
     Limited Partners                                  2,461    (13,605)
    (Increase) decrease in receivable from
     General Partner                                     618       (121)
    Increase (decrease) in accounts payable             (288)     4,955
                                                    --------   --------

     Net cash provided by operating activities       281,865    283,238

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                      273,662    295,080
                                                    --------   --------

Net increase (decrease) in cash                        8,203    (11,842)

Beginning cash balance                               108,954    133,369
                                                    --------   --------

Ending cash balance                                 $117,157   $121,527
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

                       DEL TACO RESTAURANT PROPERTIES II
                       ---------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               SEPTEMBER 30, 1996
                               ------------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1996, the results of operations and cash flows for the nine month periods ended September 30, 1996 and 1995 have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

DEL TACO RESTAURANT PROPERTIES II
---------------------------------
NOTES TO FINANCIAL STATEMENTS - CONTINUED
-----------------------------------------
SEPTEMBER 30, 1996
------------------

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of September 30, 1996 and 1995.


NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 11, 1996.

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

NOTE 5 - DISTRIBUTIONS

On October 14, 1996, a distribution to the Limited Partners of $103,342 or approximately $3.83 per Limited Partnership Unit, was approved. Such distribution was paid on October 15, 1996. The General Partner also received a distribution of $1,044 with respect to its 1% partnership interest.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

Liquidity and Capital Resources
-------------------------------

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


Results of Operations
---------------------

The Registrant owned seven Properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating. For the five operating Del Taco restaurants, the Registrant receives rental revenues equal to 12 percent of restaurant sales.

Rental revenues for the three months ended September 30, increased from $114,459 in 1995 to $114,583 in 1996. The Registrant had rental revenues of $319,601 for the nine months ended September 30, 1996, representing a decrease from the rental revenues of $328,795 in 1995. The decrease in revenues is directly attributable to decreased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:


                                                 Percentage of Total
                                           General & Administrative Expense
                                           --------------------------------

                                                  Nine Months Ended
                                                    September 30
                                                   1996       1995
                                                  -------    -------
Accounting fees                                     36.39%     38.23%
Distribution of
  information to
  Limited Partners                                  60.49      59.25
Other                                                3.12       2.52
                                                   ------     ------
                                                   100.00%    100.00%
                                                   ======     ======



Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses increased for the three months ended September 30 from $8,867 in 1995 to $10,726 in 1996. The increase in general and administrative expense was caused primarily by printing costs for new checks, envelopes and stationary and nonrecurring costs associated with a special mailing to Limited Partners. For the nine months ended September 30, general and administrative expenses increased from $39,038 in 1995 to $42,734 in 1996. Depreciation expense was $36,017 for the three months ended September 30, 1996 and 1995. The Registrant incurred depreciation expense in the amount of $108,054 for the nine months ended September 30, 1996 and $108,055 for the nine months ended September 30, 1995.

For the three months ended September 30, 1996 revenues increased $346 and expenses increased $1,859, creating a decrease in net income from $70,197 in 1995 to $68,684 in 1996. As a result of decreased revenues totaling $9,239 for the nine months ended September 30, 1996 and increased expenses totaling $3,695 for the nine months ended September 30, 1996, the net income of the Registrant decreased from $183,954 for the nine months ended September 30, 1995 to $171,020 for the corresponding period in 1996.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1996.

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

                                        DEL TACO RESTAURANT PROPERTIES II
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date:  October 30, 1996                 /s/ Robert J. Terrano
                                        ----------------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer


Date:  October 30, 1996                 /s/ C. Douglas Mitchell
                                        ----------------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller