Form 10-K
period 1996-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 1997-03-13
CIK 749153

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                          23041 AVENIDA DE LA CARLOTA
                            LAGUNA HILLS, CALIFORNIA
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   33-0064245
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                                     92653
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 462-9300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No
                                                  ----   ----

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's From S-11 Registration Statement filed July 10, 1984 are incorporated by reference into Part IV of this report.

================================================================================

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

Because the five Properties owned by the Registrant constitute virtually all of the Registrant's income producing assets, the business of the Registrant is almost entirely dependent on the success of the Del Taco trade name restaurants which lease those Properties. In turn, the success of those restaurants, which are not operated by the Registrant, is dependent on a larger variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and Mexican-American food in particular.

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

ITEM 2.     PROPERTIES

The Registrant acquired seven Properties with proceeds obtained from the sale of Limited Partnership Units:

                                                                             Date of
                                        Date of         Restaurant         Commencement of
Address              City, State        Acquisition     Constructed        Operation (1)
-------              -----------        -----------     -----------        -------------
Bear Valley Road     Victorville, CA    February 4,     60 seat with       June 13,
                                        1986            drive through      1986
                                                        service window

West Valley          Colton, CA         March 11, 1986  60 seat with       June 24,
Boulevard                                               drive through      1986
                                                        service window

Palmdale             Palmdale, CA       December 12,    60 seat with       May 7,
Boulevard                               1986            drive through      1987
                                                        service window

South Gate Town      South Gate, CA     January 28,     60 seat with       May 28,
Center                                  1987            drive through      1987 (2)
                                                        service window

Main Avenue          Fallbrook, CA      March 10, 1987  60 seat with       August 19,
                                                        drive through      1987 (3)
                                                        service window

De Anza Country      Pedley, CA         April 13, 1987  60 seat with       October 28,
Shopping Center                                         drive through      1987
                                                        service window

Varner Road          Thousand Palms, CA October 14,     60 seat with       April 28,
                                        1987            drive through      1988
                                                        service window

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 27,006 ($6,751,500) Limited Partnership Units during the offering period ended December 31, 1985 and currently has 1,488 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.     SELECTED FINANCIAL DATA

                                         For the Year Ended December 31,
                              1996         1995          1994         1993         1992
                              ----         ----          ----         ----         ----
Rental Revenue              $431,906      $439,055     $467,568     $480,017     $441,816

Interest and
 other income                  2,810         2,799        4,815        4,555        3,987

Net income (loss)            239,807       250,634      198,359      (111,128)    224,729

Net income (loss)
 per limited
 Partnership
 Unit (1)                       8.79          9.19         7.27         (4.07)       8.24

Cash Distributions
 per Limited
 Partnership
 Unit (2)(3)(4)(5)(6)
   From Operations             13.86         14.89        22.18         7.39        19.29
   Sale of Land                   -             -         31.65           -            -

Total Assets               2,698,704     2,833,273    3,001,469    4,255,885    4,575,792

Long-term
 Obligations                    None          None         None         None         None

(1) The net income (loss) per Limited Partnership Unit was calculated based upon 27,006 weighted average Units outstanding for all years presented.

(2) Cash distributions for the quarter ended December 31, 1992 amounted to $3.92 per Limited Partnership Unit and were paid December 31, 1992. Five quarterly distributions were disbursed during the year ended December 31, 1992.

(3) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $9.56 and were paid January 31, 1994 and February 2, 1994 respectively.

(4) Cash distributions for the quarter ended December 31, 1994 amounted to $4.07 per Limited Partnership Unit and were paid January 17, 1995. Seven distributions were disbursed during the year ended December 31, 1994.

(5) Cash distributions for the quarter ended December 31, 1995 amounted to $3.68 per Limited Partnership Unit and were paid January 15, 1995. Four distributions were disbursed during the year ended December 31, 1995.

(6) Cash distributions for the quarter ended December 31, 1996 amounted to $3.82 per Limited Partnership Unit and were paid January 31, 1996. Four distributions were disbursed during the year ended December 31, 1996.

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

The Registrant had rental revenues of $431,906 for the year ended December 31, 1996, representing a decrease from the rental revenues of $439,055 in 1995. Such decrease is directly attributable to decreased sales at the remaining restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                              Year Ended December 31,
                          1996       1995         1994
                        ------      ------      ------
Accounting fees          32.56%      31.66%      33.30%
Distribution of
 information to
 Limited Partners        64.81       65.28       63.52
Other                     2.63        3.06        3.18
                        ------      ------      ------
                        100.00%     100.00%     100.00%
                        ======      ======      ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the years ended December 31, general and administrative expenses increased from $47,145 in 1995 to $50,834 in 1996 reflecting higher costs for accounting and distribution of information to the Limited Partners.

The Registrant incurred depreciation expense in the amount of $144,075 for each of the years ended December 31, 1996, 1995 and 1994.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

In Fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The adoption of SFAS No. 121 did not have a material impact on the Registrant's financial statements.

ITEM 8.  FINANCIAL STATEMENTS

PART I.  INFORMATION

                INDEX                                      PAGE NUMBER
                -----                                      -----------
Report of Independent Public Accountants                       10

Balance Sheets at December 31, 1996 and 1995                   11

Statements of Income for the years ended
  December 31, 1996, 1995 and 1994                             12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1996                      13

Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                             14

Notes to Financial Statements                                 15-20

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of
 Del Taco Restaurant Properties II:


We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSEN LLP
                                        --------------------------------
                                            ARTHUR ANDERSEN LLP

Orange County, California
February 14, 1997

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS


                                                                 DECEMBER 31
                                                            1996              1995
                                                       ---------------   ---------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                    $   117,357       $   108,954
  Receivable from Del Taco, Inc. (Note 5)                      37,271            36,166
  Deposits                                                      1,000             1,000
                                                       ---------------   ---------------
     Total current assets                                     155,628           146,120
                                                       ---------------   ---------------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                                     1,806,006         1,806,006
  Buildings and improvements                                1,238,879         1,238,879
  Machinery and equipment                                     898,950           898,950
                                                       ---------------   ---------------
                                                            3,943,835         3,943,835
    Less: accumulated depreciation                          1,400,759         1,256,682
                                                       ---------------   ---------------
                                                            2,543,076         2,687,153
                                                       ---------------   ---------------

                                                           $2,698,704        $2,833,273
                                                       ===============   ===============

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                             $     5,047       $     3,562
  Accounts Payable                                              3,000             1,050
                                                       ---------------   ---------------
     Total current liabilities                                  8,047             4,612
                                                       ---------------   ---------------

PARTNERS' EQUITY (NOTE 2)
  Limited Partners                                          2,712,800         2,849,424
  General Partner - Del Taco, Inc.                            (22,143)          (20,763)
                                                       ---------------   ---------------
                                                            2,690,657         2,828,661
                                                       ---------------   ---------------

                                                           $2,698,704        $2,833,273
                                                       ===============   ===============



                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME


                                                            YEAR ENDED
                                                            DECEMBER 31
                                                1996          1995           1994
                                             ------------  ------------  --------------
REVENUES:
  Rent (Note 4)                                 $431,906      $439,055        $467,568
  Interest                                         2,120         2,299           3,990
  Other                                              690           500             825
                                             ------------  ------------  --------------
                                                 434,716       441,854         472,383
                                             ------------  ------------  --------------
EXPENSES:
  Writedown of real estate held for
    sale (Note 8)                                     -             -           77,266
  General and administrative                      50,834        47,145          52,683
  Depreciation                                   144,075       144,075         144,075
                                             ------------  ------------  --------------
                                                 194,909       191,220         274,024
                                             ------------  ------------  --------------

Net income                                      $239,807      $250,634       $198,359
                                             ============  ============  ==============

Net income per Limited
  Partnership Unit (Note 1)                        $8.79         $9.19          $7.27
                                                   =====         =====          =====




                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1996


                                              Limited Partners
                                         -------------------------      General
                                            Units        Amount         Partner         Total
                                         -----------   -----------    -----------    -----------
Balance, December 31, 1993                    27,006    $4,260,108       $(15,147)    $4,244,961
  Net income                                               196,375          1,984        198,359
  Cash distributions (Note 7)                           (1,453,241)        (6,046)    (1,459,287)
                                         -----------   -----------    -----------    -----------
Balance, December 31, 1994                    27,006     3,003,242        (19,209)     2,984,033
  Net income                                               248,128          2,506        250,634
  Cash distributions (Note 7)                             (401,946)        (4,060)      (406,006)
                                         -----------   -----------    -----------    -----------
Balance, December 31, 1995                    27,006     2,849,424        (20,763)     2,828,661
  Net income                                               237,409          2,398        239,807
  Cash distributions (Note 7)                             (374,033)        (3,778)      (377,811)
                                         -----------   -----------    -----------    -----------
Balance, December 31, 1996                    27,006    $2,712,800       ($22,143)    $2,690,657
                                         ===========   ===========    ===========    ===========



                 The accompanying notes are an integral part of
                           these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS


                                                                 YEAR ENDED
                                                                 DECEMBER 31
                                                    1996             1995             1994
                                               -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $239,807         $250,634         $198,359
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation                                      144,075          144,075          144,075
   Writedown of real estate held
    for sale                                            --               --             77,266
   Increase (decrease) in payable to
    Limited Partners                                   1,485          (13,874)           7,329
   (Increase) decrease in receivable
    from General Partner                              (1,103)            (294)           4,640
   Increase (decrease) in accounts
    payable                                            1,950            1,050             (816)
                                               -------------    -------------    -------------
   Net cash provided by operating
    activities                                       386,214          381,591          430,853
                                               -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of land                            --               --            854,733
                                               -------------    -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to partners                    (377,811)        (406,006)      (1,459,287)
                                               -------------    -------------    -------------

  Net increase (decrease) in cash                      8,403          (24,415)        (173,701)
  Beginning cash balance                             108,954          133,369          307,070
                                               -------------    -------------    -------------
  Ending cash balance                               $117,357         $108,954         $133,369
                                               =============    =============    =============



                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


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

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a site acquisition and development fee in an amount equal to the lesser of five percent of the cost of the related property or $35,000. The fee shall be for service rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. No site acquisition and development fees were paid in 1996, 1995 and 1994.

NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of December 31, 1996, 1995 and 1994.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1996. The rent receivable was collected on January 17, 1997.

The General Partner received $3,778 in distributions during 1996 relating to its one percent interest in the Registrant.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 6 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                              1996         1995         1994
                                           ----------   ----------   ----------
Net income per financial statements          $239,807     $250,634     $198,359
Tax loss on real estate held for sale            --           --       (199,087)
Excess book depreciation                       98,136       90,287       45,483
                                           ----------   ----------   ----------

Taxable income                               $337,943     $340,921      $44,755
                                           ==========   ==========   ==========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1996, is as follows:

Partners' equity per financial
  statements                                                  $2,690,657
Issue costs of Limited Partnership
  Units capitalized for tax purposes                             986,745
Excess tax depreciation                                          (33,784)
Writedown of Real Estate held for Sale                           161,963
Other                                                              5,465
                                                              ----------
Net worth for tax purposes                                    $3,811,046
                                                              ==========

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to Limited Partners were as follows:

                                                                                Number of
                                                               Weighted            Units
                                 Distributions per          Average Number      Outstanding
                           -------------------------------     of Units        at the End of
Quarter Ended                 Limited Partnership Unit        Outstanding          Quarter
                           -------------------------------  ----------------   ---------------
                               From              Sale
                            Operations          of Land
September 30, 1993            $ 2.64           $  -                  27,006           27,006
December 31, 1993               6.92              -                  27,006           27,006
March 31, 1994                  3.56              -                  27,006           27,006
June 30, 1994                   4.59              18.41 (1)          27,006           27,006
September 30, 1994              4.47              -                  27,006           27,006
December 31, 1994                 -               13.24 (2)          27,006           27,006
                              ------            ------
  Total paid in 1994          $22.18            $31.65
                              ======            ======

December 31, 1994             $ 4.07           $  -                  27,006           27,006
March 31, 1995                  3.41              -                  27,006           27,006
June 30, 1995                   3.34              -                  27,006           27,006
September 30, 1995              4.07              -                  27,006           27,006
                              ------           -------
  Total paid in 1995          $14.89           $  -
                              ======           =======

December 31, 1995             $ 3.68           $  -                  27,006           27,006
March 31, 1996                  3.49              -                  27,006           27,006
June 30, 1996                   2.85              -                  27,006           27,006
September 30, 1996              3.83              -                  27,006           27,006
                              ------           -------
  Total paid in 1996          $13.85           $  -
                              ======           =======

Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of Units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1996 amounted to $3.82 per Limited Partnership Unit and were paid January 31, 1997.

(1) On June 1, 1994, the Partnership distributed to Limited Partners of record as of May 31, 1994, $497,202 of net proceeds received from the sale of the South Gate property.

(2) On December 12, 1994, the Partnership distributed to Limited Partners of record as of November 30, 1994, $357,531 of net proceeds received from the sale of the Fallbrook property.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996


NOTE 8 - WRITEDOWN OF REAL ESTATE HELD FOR SALE

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

                                    PART III


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                    Title                                               Age
----                    -----                                               ---
Kevin K. Moriarty       Director, Chairman and Chief Executive Officer      50
Paul W. Hitzelberger    Executive Vice President, Brand Strategy and
                         Franchise Relations/Development                    52
Robert Terrano          Executive Vice President and
                         Chief Financial Officer                            41
James D. Stoops         Executive Vice President, Operations                44
Janet D. Simmons        Senior Vice President, Purchasing                   40
Michael L. Annis        Vice President, Secretary and General Counsel       50
C. Douglas Mitchell     Vice President and Corporate Controller             46

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1997.

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

      During 1996, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

      (1) The General Partner earned $2,398 as its one percent share of the net income of the Registrant.

      (2) The General Partner received $3,778 in distributions relating to its one percent interest in the Registrant.

(b) During 1996, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1996 for any amount in excess of $60,000.

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

(b) No reports on Form 8-K were filed during the last quarter of 1996.

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



                                          DEL TACO RESTAURANT PROPERTIES II
                                          a California limited partnership
                                          Registrant

                                          Del Taco, Inc.
                                          General Partner


Date March 07, 1997                       Kevin K. Moriarty
     --------------                       -----------------
                                          Kevin K. Moriarty
                                          Director, Chairman and Chief
                                          Executive Officer



Date March 07, 1997                       Michael L. Annis
     --------------                       ----------------
                                          Michael L. Annis
                                          Vice President, Secretary and
                                          General Counsel



Date March 07, 1997                       Robert J. Terrano
     --------------                       -----------------
                                          Robert J. Terrano
                                          Executive Vice President and
                                          Chief Financial Officer




Date March 07, 1997                       C. Douglas Mitchell
     --------------                       -------------------
                                          C. Douglas Mitchell
                                          Vice President and Corporate
                                          Controller