Form 10-Q
period 1997-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 1997-05-09
CIK 749153

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       MARCH 31, 1997
                               -------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

COMMISSION FILE NO. 2-92121

                        DEL TACO RESTAURANT PROPERTIES II
                        a California limited partnership
             (Exact name of registrant as specified in its charter)

                    CALIFORNIA                      33-0064245
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)       Identification Number)

   23041 AVENIDA DE LA CARLOTA, LAGUNA HILLS, CALIFORNIA   92653
       (Address of principal executive offices)          (Zip Code)

                                 (714) 462-9300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II



PART I.  FINANCIAL INFORMATION                                           PAGE NUMBER
------------------------------                                           -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1997 (Unaudited) and
     December 31, 1996                                                        3

Statements of Income for the three months ended
     March 31, 1997 and 1996 (Unaudited)                                       4

Statements of Cash Flows for the three months ended
     March 31, 1997 and 1996 (Unaudited)                                      5

Notes to Financial Statements                                                 6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    10


SIGNATURES                                                                   11

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS



                                                   MARCH 31,        December 31
                                                     1997              1996
                                                  -----------       -----------
                                                  (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                            $    97,359       $   117,357
  Receivable from General Partner (Note 4)             38,054            37,271
  Deposits                                              1,000             1,000
                                                  -----------       -----------
    Total current assets                              136,413           155,628
                                                  -----------       -----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                             1,806,006         1,806,006
  Buildings and improvements                        1,238,879         1,238,879
  Machinery and equipment                             898,950           898,950
                                                  -----------       -----------
                                                    3,943,835         3,943,835
  Less--accumulated depreciation                    1,436,778         1,400,759
                                                  -----------       -----------
                                                    2,507,057         2,543,076
                                                  -----------       -----------
                                                  $ 2,643,470       $ 2,698,704
                                                  ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                     $     5,047       $     5,047
  Accounts Payable                                      4,817             3,000
                                                  -----------       -----------
    Total current liabilities                           9,864             8,047
                                                  -----------       -----------

PARTNERS' EQUITY:
  Limited Partners                                  2,656,320         2,712,800
  General Partner-Del Taco, Inc.                      (22,714)          (22,143)
                                                  -----------       -----------
                                                    2,633,606         2,690,657
                                                  -----------       -----------
                                                  $ 2,643,470       $ 2,698,704
                                                  ===========       ===========



                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                         1997             1996
                                                    ---------        ---------
REVENUES:
  Rent (Notes 3 and 4)                                $ 104,167         $ 98,238
  Interest                                                  930              596
  Other                                                      75              175
                                                      ---------         --------
                                                      $ 105,172         $ 99,009
                                                      ---------         --------
EXPENSES:
  General and administrative                            21,894            20,282
  Depreciation                                          36,019            36,019
                                                      --------          --------
                                                        57,913            56,301
                                                      --------          --------
Net income                                            $ 47,259          $ 42,708
                                                      ========          ========

Net income per Limited
  Partnership Unit (Note 2)                           $   1.73          $  1.57
                                                      ========          ========



                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                               MARCH 31
                                                         1997            1996
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                           $  47,259       $  42,708
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                         36,019          36,019
    Increase in payable to Limited Partner                 --             1,588
    (Increase) decrease in receivable
      from General Partner                                 (783)          8,861
    Increase in accounts payable                          1,817           7,875
                                                      ---------       ---------

     Net cash provided by operating activities           84,312          97,051

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                         104,310         100,386
                                                      ---------       ---------

Net decrease in cash                                    (19,998)         (3,335)

Beginning cash balance                                  117,357         108,954
                                                      ---------       ---------

Ending cash balance                                   $  97,359       $ 105,619
                                                      =========       =========



                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1997, the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996 have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 27,006 in 1997 and 1996.

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

                        DEL TACO RESTAURANT PROPERTIES II

                                 MARCH 31, 1997


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of March 31, 1997 and 1996.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 11, 1997.

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

NOTE 5 - DISTRIBUTIONS

On April 9, 1997, a distribution to the Limited Partners of $91,435 or approximately $3.38 per Limited Partnership Unit, was approved. Such distribution was paid on April 18, 1996. The General Partner also received a distribution of $924 with respect to its 1% partnership interest.

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

Rental revenues for the three months ended March 31, increased from $98,238 in 1996 to $104,167 in 1997. The increase in revenues is directly attributable to increased sales at the restaurants.

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                           Percentage of Total
                                                    General & Administrative Expense
                                                    --------------------------------
                                                           Three Months Ended
                                                                March 31
                                                        1997                 1996
                                                       ------               ------
Accounting fees                                         75.90%               76.67%
Distribution of
  information to
  Limited Partners                                      24.10                22.10
Other                                                      --                 1.23
                                                       ------               ------

                                                       100.00%              100.00%
                                                       ======               ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses increased for the three months ended March 31 from $20,282 in 1996 to $21,894 in 1997. Depreciation expense was $36,019 for the three months ended March 31, 1997 and 1996.

For the three months ended March 31, 1997 revenues increased $6,163 and expenses increased $1,612, creating an increase in net income from $42,708 in 1996 to $47,259 in 1997.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

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

                                              DEL TACO RESTAURANT PROPERTIES II
                                              (a California limited partnership)
                                              Registrant

                                              Del Taco, Inc.
                                              General Partner



Date:  April 30, 1997                         /s/ Robert J. Terrano
                                              ----------------------------------
                                              Robert J. Terrano
                                              Executive Vice President,
                                              Chief Financial Officer


Date:  April 30, 1997                         /s/ C. Douglas Mitchell
                                              ----------------------------------
                                              C. Douglas Mitchell
                                              Vice President and Corporate
                                              Controller