Form 10-Q
period 1997-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 1997-07-31
CIK 749153

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   JUNE 30, 1997
                                 ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                                ---------------------     --------------------

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO  ___

================================================================================

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------

PART I.  FINANCIAL INFORMATION                                 PAGE NUMBER
------------------------------                                 -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at June 30, 1997 (Unaudited) and
     December 31, 1996                                              3

Statements of Income for the three and six months ended
     June 30, 1997 and 1996 (Unaudited)                             4

Statements of Cash Flows for the six months ended
     June 30, 1997 and 1996 (Unaudited)                             5

Notes to Financial Statements                                       6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                         12


                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------
                                 BALANCE SHEETS
                                 --------------


                                                    JUNE 30,         December 31,
                                                      1997               1996
                                                  -----------        ------------
                                                  (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash                                             $  106,429         $  117,357
  Receivable from General Partner (Note 4)             38,012             37,271
  Deposits                                              1,000              1,000
                                                   ----------         ----------
    Total current assets                              145,441            155,628
                                                   ----------         ----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                             1,806,006          1,806,006
  Buildings and improvements                        1,238,879          1,238,879
  Machinery and equipment                             898,950            898,950
                                                   ----------         ----------
                                                    3,943,835          3,943,835
  Less--accumulated depreciation                    1,472,797          1,400,759
                                                   ----------         ----------
                                                    2,471,038          2,543,076
                                                   ----------         ----------

                                                   $2,616,479         $2,698,704
                                                   ==========         ==========


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                           4,938              5,047
  Accounts Payable                                      2,521              3,000
                                                   ----------         ----------
    Total current liabilities                           7,459              8,047
                                                   ----------         ----------

PARTNERS' EQUITY
  Limited Partners                                  2,631,980          2,712,800
  General Partner-Del Taco, Inc.                      (22,960)           (22,143)
                                                   ----------         ----------
                                                    2,609,020          2,690,657
                                                   ----------         ----------

                                                   $2,616,479         $2,698,704
                                                   ==========         ==========



                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------
                              STATEMENTS OF INCOME
                              --------------------
                                   (UNAUDITED)
                                   -----------


                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             JUNE 30                            JUNE 30
                                       1997             1996            1997              1996
                                     --------         --------        --------          --------
REVENUES:
  Rent (Notes 3 and 4)               $112,498         $106,780         $216,665         $205,018
  Interest                                642              377            1,572              973
  Other                                   175              215              250              390
                                     --------         --------         --------         --------
                                     $113,315         $107,372         $218,487         $206,381
                                     --------         --------         --------         --------

EXPENSES:
  General and administrative            9,523           11,726           31,417           32,008
  Depreciation                         36,019           36,018           72,038           72,037
                                     --------         --------         --------         --------
                                       45,542           47,744          103,455          104,045
                                     --------         --------         --------         --------

Net income                           $ 67,773         $ 59,628         $115,032         $102,336
                                     ========         ========         ========         ========

Net income per Limited
  Partnership Unit (Note 2)          $   2.48         $   2.18         $   4.22         $   3.75
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

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
                                                             1997                1996
                                                           ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 115,032          $ 102,336
Adjustments to reconcile net income to net
 cash provided by operating activities:
      Depreciation72,038                                      72,037
      Increase (decrease) in payable to
       Limited Partner                                          (109)             1,976
      Increase in receivable from
       General Partner                                          (741)               (32)
      Decrease in accounts payable                              (479)            (1,050)
                                                           ---------          ---------

         Net cash provided by operating activities           185,741            175,267

CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash distributions to partners                        (196,669)          (195,714)
                                                           ---------          ---------

Net decrease in cash                                         (10,928)           (20,447)

Beginning cash balance                                       117,357            108,954
                                                           ---------          ---------

Ending cash balance                                        $ 106,429          $  88,507
                                                           =========          =========









                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 1997
                                  -------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1997, the results of operations and cash flows for the six month periods ended June 30, 1997 and 1996 have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount of fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the Registrant's financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 27,006 in 1997 and 1996.

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                                  JUNE 30, 1997
                                  -------------


NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT - (CONTINUED)

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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of June 30, 1997 and 1996.

For the three months ended June 30, 1997, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $937,483 and net income of $38,972 as compared to $889,833 and $30,519 respectively, for the corresponding period in 1996. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 1997, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,805,542 and net income of $80,473 as compared to $1,708,483 and $50,345 respectively, for the corresponding period in 1996. For the three months and six months ended June 30, 1997, the Clay Street restaurant in Riverside, California reported net income of $743 and net loss $1,282 as compared to net losses of $1,992 and $4,210 respectively, for the corresponding period in 1996.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 10, 1997.

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                                  JUNE 30, 1997
                                  -------------


NOTE 4 - TRANSACTIONS WITH DEL TACO - (CONTINUED)

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

NOTE 5 - DISTRIBUTIONS

On July 12, 1997, a distribution to the Limited Partners of $95,526 or approximately $3.54 per Limited Partnership Unit, was approved. Such distribution was paid on July 23, 1997. The General Partner also received a distribution of $965 with respect to its 1% partnership interest.

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

Rental revenues for the three months ended June 30, increased from $106,780 in 1996 to $112,498 in 1997. The Registrant had rental revenues of $216,665 for the six months ended June 30, 1997, representing an increase from the rental revenues of $205,018 in 1996. The increase in revenues is directly attributable to increased sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:


                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30                             JUNE 30
                                            1997            1996              1997              1996
                                            ----            ----              ----              ----
Bear Valley Rd., Victorville, CA         $ 22,556         $ 22,074         $ 42,848         $ 42,426

West Valley Blvd., Colton, CA              23,370           20,705           44,103           39,336

Palmdale Blvd., Palmdale, CA               22,085           24,892           46,207           48,096

DeAnza Country Shopping Center,            14,041           12,352           26,173           23,484
  Pedley, CA

Varner Road, Thousand Palms, CA            30,446           26,757           57,334           51,676
                                         --------         --------         --------         --------

          Total                          $112,498         $106,780         $216,665         $205,018
                                         ========         ========         ========         ========


The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                               Percentage of Total
                                        General & Administrative Expense
                                        --------------------------------
                                                Six Months Ended
                                                     June 30
                                          1997                     1996
                                        -------                  -------
Accounting fees                          60.61%                   48.58%
Distribution of
  information to
  Limited Partners                       36.84                    47.25
Other                                     2.55                     4.17
                                        ------                   ------
                                        100.00%                  100.00%

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses decreased for the three months ended June 30 from $11,726 in 1996 to $9,523 in 1997. For the six months ended June 30, general and administrative expenses decreased from $32,008 in 1996 to $31,417 in 1997. Depreciation expense was $36,018 for the three months ended June 30, 1996 and $36,019 for the three months ended June 30, 1997. The Registrant incurred depreciation expense in the amount of $72,037 for the six months ended June 30, 1996 and $72,038 for the six months ended June 30, 1997.

For the three months ended June 30, 1997 revenues increased $5,943 and expenses decreased $2,202, creating an increase in net income from $59,628 in 1996 to $67,773 in 1997. As a result of increased revenues totaling $12,106 for the six months ended June 30, 1997 and decreased expenses totaling $590 for the six months ended June 30, 1997, the net income of the Registrant increased from $102,336 for the six months ended June 30, 1996 to $115,032 for the corresponding period in 1997.

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


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K

(b)      No reports on Form 8-K were filed during the six months ended
         June 30, 1997.

27       Financial Data Schedule.

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

                                      DEL TACO RESTAURANT PROPERTIES II
                                      (a California limited partnership)
                                      Registrant

                                      Del Taco, Inc.
                                      General Partner



Date:  July 30, 1997                  /s/ Robert J. Terrano
                                      ----------------------------
                                      Robert J. Terrano
                                      Executive Vice President,
                                      Chief Financial Officer


Date:  July 30, 1997                  /s/ C. Douglas Mitchell
                                      ----------------------------
                                      C. Douglas Mitchell
                                      Vice President and Corporate
                                      Controller