Form 10-Q
period 1997-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 1997-11-07
CIK 749153

===============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended            September 30, 1997
                               -----------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

===============================================================================
                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II

PART I.  FINANCIAL INFORMATION                             PAGE NUMBER
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1997 (Unaudited) and
     December 31, 1996                                             3

Statements of Income for the three and nine months ended
     September 30, 1997 and 1996 (Unaudited)                       4

Statements of Cash Flows for the nine months ended
     September 30, 1997 and 1996 (Unaudited)                       5

Notes to Financial Statements                                      6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         11


SIGNATURES                                                        12


                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS

                                                            SEPTEMBER 30     DECEMBER 31
                                                                1997            1996
                                                            -----------     -----------
                                                             (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                         $124,382        $117,357
  Receivable from General Partner (Note 4)                       36,955          37,271
  Deposits                                                        1,000           1,000
                                                            -----------     -----------
    Total current assets                                        162,337         155,628
                                                            -----------     -----------

PROPERTY AND EQUIPMENT, AT COST
  Land and improvements                                       1,806,006       1,806,006
  Buildings and improvements                                  1,238,879       1,238,879
  Machinery and equipment                                       898,950         898,950
                                                            -----------     -----------
                                                              3,943,835       3,943,835
  Less--accumulated depreciation                              1,486,342       1,400,759
                                                            -----------     -----------
                                                              2,457,493       2,543,076
                                                            -----------     -----------

                                                             $2,619,830      $2,698,704
                                                            ===========     ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                    $5,455           5,047
  Accounts Payable                                                3,184           3,000
                                                            -----------     -----------
    Total current liabilities                                     8,639           8,047
                                                            -----------     -----------

PARTNERS' EQUITY
  Limited Partners                                            2,634,129       2,712,800
  General Partner-Del Taco, Inc.                                (22,938)        (22,143)
                                                            -----------     -----------
                                                              2,611,191       2,690,657
                                                            -----------     -----------

                                                             $2,619,830      $2,698,704
                                                            ===========     ===========

                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30               SEPTEMBER 30
                                                  1997           1996         1997           1996
                                                --------       --------     --------       --------
REVENUES:
  Rent (Notes 3 and 4)                          $117,027       $114,583      $333,692      $319,601
  Interest                                           673            569         2,245         1,542
  Other                                            1,900            275         2,150           665
                                                 -------        -------       -------       -------
                                                 119,600        115,427       338,087       321,808
                                                 -------        -------       -------       -------

EXPENSES:
  General and administrative                       7,393         10,726        38,810        42,734
  Depreciation                                    13,545         36,017        85,583       108,054
                                                 -------        -------       -------       -------
                                                  20,938         46,743       124,393       150,788
                                                 -------        -------       -------       -------

Net income                                      $ 98,662       $ 68,684      $213,694      $171,020
                                                 =======        =======       =======       =======

Net income per Limited
  Partnership Unit (Note 2)                        $3.62          $2.52         $7.83         $6.27
                                                   =====          =====         =====         =====





                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                             1997            1996
                                                                           --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                $213,694        $171,020
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                             85,583         108,054
    Increase in payable to Limited Partners                                     408           2,461
    Decrease in receivable from
     from General Partner                                                       316             618
    Increase (decrease) in accounts payable                                     184            (288)
                                                                            -------         -------

     Net cash provided by operating activities                              300,185         281,865

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                                            (293,160)       (273,662)
                                                                            -------         -------

Net increase in cash                                                          7,025           8,203

Beginning cash balance                                                      117,357         108,954
                                                                            -------         -------

Ending cash balance                                                        $124,382        $117,157
                                                                            =======         =======

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1997, the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1996 have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In fiscal 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the Registrant's financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 27,006 in 1997 and 1996.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1997


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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of September 30, 1997 and 1996.

For the three months ended September 30, 1997, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $975,227 and net income of $56,754 as compared to $954,851 and $54,100 respectively, for the corresponding period in 1996. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the nine months ended September 30, 1997, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $2,780,771 and net income of $137,227 as compared to $2,663,343 and $104,445 respectively, for the corresponding period in 1996.

For the three months and nine months ended September 30, 1997, the Clay Street restaurant in Riverside, California reported net income of $155 and net loss of $1,127 as compared to net income of $313 and net loss of $3,897 respectively, for the corresponding period in 1996.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1997


NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 11, 1997.

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

NOTE 5 - DISTRIBUTIONS

On October 15, 1997, a distribution to the Limited Partners of $112,788 or approximately $4.18 per Limited Partnership Unit, was approved. Such distribution was paid on October 16, 1997. The General Partner also received a distribution of $1,139 with respect to its 1% partnership interest.

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

Rental revenues for the three months ended September 30, increased from $114,583 in 1996 to $117,027 in 1997. The Registrant had rental revenues of $319,601 for the nine months ended September 30, 1996, and the rental revenue increased to $333,692 in 1997. The increase in revenues is directly attributable to increased sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30                 SEPTEMBER 30
                                                  1997          1996           1997           1996
                                                  ----          ----           ----           ----
Bear Valley Rd., Victorville, CA                 $ 22,836      $ 23,974        $ 65,684      $ 66,400

West Valley Blvd., Colton, CA                      26,604        23,841          70,707        63,177

Palmdale Blvd., Palmdale, CA                       21,270        26,901          67,478        74,997

DeAnza Country Shopping Center,                    14,315        13,420          40,487        36,905
  Pedley, CA

Varner Road, Thousand Palms, CA                    32,002        26,447          89,336        78,122
                                                  -------       -------         -------       -------
          Total                                  $117,027      $114,583        $333,692      $319,601
                                                  =======       =======         =======       =======


The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                              Percentage of Total
                                         General & Administrative Expense
                                         --------------------------------
                                               Nine Months Ended
                                                 September 30
                                             1997           1996
                                           ------         ------
Accounting fees                             36.90%         36.39%
Distribution of
  information to
  Limited Partners                          61.04          60.49
Other                                        2.06           3.12
                                           ------         ------
                                           100.00%        100.00%


Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses decreased for the three months ended September 30 from $10,726 in 1996 to $7,393 in 1997. The quarter ended September 30, 1996 included printing costs for new checks, envelopes and stationary. For the nine months ended September 30, general and administrative expenses decreased from $42,734 in 1996 to $38,810 in 1997. Depreciation expense was $13,545 and $36,017 for the three months ended September 30, 1997 and 1996, respectively. The Registrant incurred depreciation expense in the amount of $85,583 for the nine months ended September 30, 1997 and $108,054 for the nine months ended September 30, 1996. The decrease in depreciation expense is a result of certain equipment becoming fully depreciated.

For the three months ended September 30, 1997 revenues increased $4,173 and expenses decreased $25,805, creating an increase in net income from $68,684 in 1996 to $98,662 in 1997. As a result of increased revenues totaling $16,279 for the nine months ended September 30, 1997 and decreased expenses totaling $26,395 for the nine months ended September 30, 1997, the net income of the Registrant increased from $171,020 for the nine months ended September 30, 1996 to $213,694 for the corresponding period in 1997.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1997.

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

                                            DEL TACO RESTAURANT PROPERTIES II
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  October 30, 1997                     /s/ Robert J. Terrano
                                            ---------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  October 30, 1997                     /s/ C. Douglas Mitchell
                                            -----------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller