Form 10-K
period 1997-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 1998-03-17
CIK 749153

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Form S-11 Registration Statement filed July 10, 1984 are incorporated by reference into Part IV of this report.

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

ITEM 2. PROPERTIES

The Registrant acquired seven Properties with proceeds obtained from the sale of Limited Partnership Units:

                                                                                      Date of
                                            Date of            Restaurant             Commencement
Address              City, State            Acquisition        Constructed            of Operation (1)
-------              -----------            -----------        -----------            ----------------

Bear Valley Road     Victorville, CA        February 4, 1986   60 seat with drive     June 13,
                                                               through service        1986
                                                               window

West Valley          Colton,                March 11, 1986     60 seat with drive     June 24,
Boulevard            CA                                        through service        1986
                                                               window

Palmdale Boulevard   Palmdale,              December 12, 1986  60 seat with drive     May 7,
                     CA                                        through service        1987
                                                               window

South Gate Town      South Gate,            January 28, 1987   60 seat with drive     May 28,
Center               CA                                        through service        1987 (2)
                                                               window

Main Avenue          Fallbrook,             March 10, 1987     60 seat with drive     August 19,
                     CA                                        through service        1987 (3)
                                                               window

De Anza Country      Pedley,                April 13, 1987     60 seat with drive     October 28,
Shopping Center      CA                                        through service        1987
                                                               window

Varner Road          Thousand Palms, CA     October 14, 1987   60 seat with drive     April 28,
                                                               through service        1988
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

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant, a publicly-held Limited Partnership, sold 27,006 ($6,751,500) Limited Partnership Units during the offering period ended December 31, 1985 and currently has 1,484 Limited Partners of record. There is no public market for the trading of the Units. Distributions made by the Registrant to the Limited Partners during the past three fiscal years are described in Note 7 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                1997              1996              1995              1994              1993
                            -----------       -----------       -----------       -----------       -----------

Rental Revenue              $   448,625       $   431,906       $   439,055       $   467,568       $   480,017

Interest and
 other income                     5,523             2,810             2,799             4,815             4,555

Net income (loss)               315,041           239,807           250,634           198,359          (111,128)

Net income (loss)
 per limited
 Partnership
 Unit (1)                         11.55              8.79              9.19              7.27             (4.07)

Cash Distributions
 per Limited
 Partnership
 Unit (2)(3)(4)(5)(6)
   From Operations                14.92             13.86             14.89             22.18              7.39
   Sale of Land                    --                --                --               31.65              --

Total Assets                  2,612,583         2,698,704         2,833,273         3,001,469         4,255,885

Long-term
 Obligations                       None              None              None              None              None

(1) The net income (loss) per Limited Partnership Unit was calculated based upon 27,006 weighted average Units outstanding for all years presented.

(2) Two quarterly distributions were disbursed during the year ended December 31, 1993. Cash distributions for the quarters ended September 30, 1993 and December 31, 1993 amounted to $9.56 and were paid January 31, 1994 and February 2, 1994 respectively.

(3) Cash distributions for the quarter ended December 31, 1994 amounted to $4.07 per Limited Partnership Unit and were paid January 17, 1995. Seven distributions were disbursed during the year ended December 31, 1994.

(4) Cash distributions for the quarter ended December 31, 1995 amounted to $3.68 per Limited Partnership Unit and were paid January 15, 1995. Four distributions were disbursed during the year ended December 31, 1995.

(5) Cash distributions for the quarter ended December 31, 1996 amounted to $3.82 per Limited Partnership Unit and were paid January 31, 1996. Four distributions were disbursed during the year ended December 31, 1996.

(6) Cash distributions for the quarter ended December 31, 1997 amounted to $3.39 per Limited Partnership Unit and were paid January 31, 1998. Four distributions were disbursed during the year ended December 31, 1997.

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

In February 1994, an escrow was opened pursuant to an agreement between the Registrant and the City of South Gate for the sale of the South Gate property to the city of South Gate. Escrow closed on May 18, 1994. The net proceeds of $497,202 were distributed by the Partnership to Limited Partners of record as of May 31, 1994 and was paid June 1, 1994.

In September 1994, the Registrant entered into agreement to sell the Fallbrook property. Escrow closed on November 30, 1994. The net proceeds of $357,531 were distributed by the Partnership to Limited Partners of record as of November 30, 1994 and was paid December 12, 1994.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                             1997             1996           1995
                                                           --------         --------        --------

Bear Valley Rd., Victorville, CA                           $ 88,858         $ 90,392        $112,503

West Valley Blvd., Colton, CA                                95,315           85,203          79,368

Palmdale Blvd., Palmdale, CA                                 88,048          101,290          99,777

DeAnza Country Shopping Center, Pedley, CA                   55,595           50,211          45,444

Varner Road, Thousand Palms, CA                             120,809          104,810         101,963
                                                           --------         --------        --------
           Total                                           $448,625         $431,906        $439,055
                                                           ========         ========        ========


The Registrant had rental revenues of $448,625 for the year ended December 31, 1997, representing an increase from the rental revenues of $431,906 in 1996. Such increase is directly attributable to increased sales at the remaining restaurants.

The following table sets forth, for the periods indicated, the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of Income:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                                Year Ended December 31,
                            1997          1996          1995
                           ------        ------        ------

Accounting fees             29.84%        32.56%        31.66%
Distribution of
 information to
 Limited Partners           68.55         64.81         65.28
Other                        1.61%         2.63          3.06
                           ------        ------        ------
                           100.00%       100.00%       100.00%
                           ======        ======        ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. For the years ended December 31, general and administrative expenses decreased from $50,834 in 1996 to $49,595 in 1997 reflecting lower costs for accounting and distribution of information to the Limited Partners.

The Registrant incurred depreciation expense in the amount of $89,512, $144,075 and $144,075 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in depreciation expense during 1997 was a result of certain equipment becoming fully depreciated during the year.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

Management does not believe the operations of the Company will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the Company's operations, financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS


PART I. INFORMATION


                                   INDEX                   PAGE NUMBER
                                   -----                   -----------

Report of Independent Public Accountants                       10

Balance Sheets at December 31, 1997 and 1996                   11

Statements of Income for the years ended
  December 31, 1997, 1996 and 1995                             12

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1997                      13

Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                             14

Notes to Financial Statements                                 15-19

                        [ARTHUR ANDERSEN LLP LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
  Del Taco Restaurant Properties, II:

We have audited the accompanying balance sheets of DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for each of three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 1997 and 1996, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             /s/ ARTHUR ANDERSEN LLP
                                             -----------------------------
                                                 ARTHUR ANDERSEN LLP

Orange County, California
February 10, 1998

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS


                                                                         DECEMBER 31,
                                                                    1997               1996
                                                                -----------        -----------

                                     ASSETS

CURRENT ASSETS:
  Cash                                                          $   119,687        $   117,357
  Receivable from Del Taco, Inc. (Note 5)                            38,332             37,271
  Deposits                                                            1,000              1,000
                                                                -----------        -----------
     Total current assets                                           159,019            155,628
                                                                -----------        -----------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
  Land and improvements                                           1,806,006          1,806,006
  Buildings and improvements                                      1,238,879          1,238,879
  Machinery and equipment                                           898,950            898,950
                                                                -----------        -----------
                                                                  3,943,835          3,943,835
    Less: accumulated depreciation                                1,490,271          1,400,759
                                                                -----------        -----------
                                                                  2,453,564          2,543,076
                                                                -----------        -----------

                                                                $ 2,612,583        $ 2,698,704
                                                                ===========        ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                   $     6,608        $     5,047
  Accounts Payable                                                    7,365              3,000
                                                                -----------        -----------
     Total current liabilities                                       13,973              8,047
                                                                -----------        -----------

PARTNERS' EQUITY (NOTE 2)
  Limited Partners                                                2,621,674          2,712,800
  General Partner - Del Taco, Inc.                                  (23,064)           (22,143)
                                                                -----------        -----------
                                                                  2,598,610          2,690,657
                                                                -----------        -----------

                                                                $ 2,612,583        $ 2,698,704
                                                                ===========        ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME


                                                   YEAR ENDED
                                                  DECEMBER 31,
                                       1997           1996           1995
                                   ------------   ------------   ------------

REVENUES:
  Rent (Note 4)                    $    448,625   $    431,906   $    439,055
  Interest                                2,848          2,120          2,299
  Other                                   2,675            690            500
                                   ------------   ------------   ------------
                                        454,148        434,716        441,854
                                   ------------   ------------   ------------
EXPENSES:
  General and administrative             49,595         50,834         47,145
  Depreciation                           89,512        144,075        144,075
                                   ------------   ------------   ------------
                                        139,107        194,909        191,220
                                   ------------   ------------   ------------

Net income                         $    315,041   $    239,807   $    250,634
                                   ============   ============   ============
Net income per Limited
  Partnership Unit (Note 1)        $      11.55   $       8.79   $       9.19
                                   ============   ============   ============


                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1997


                                            Limited Partners
                                    ------------------------------          General
                                       Units              Amount            Partner             Total
                                    -----------        -----------        -----------        -----------

Balance, December 31, 1994               27,006        $ 3,003,242        $   (19,209)       $ 2,984,033
  Net income                                               248,128              2,506            250,634
  Cash distributions (Note 7)                             (401,946)            (4,060)          (406,006)
                                    -----------        -------------------------------------------------
Balance, December 31, 1995               27,006          2,849,424            (20,763)         2,828,661
  Net income                                               237,409              2,398            239,807
  Cash distributions (Note 7)                             (374,033)            (3,778)          (377,811)
                                    -----------        -------------------------------------------------

Balance, December 31, 1996               27,006          2,712,800            (22,143)         2,690,657
  Net income                                               311,891              3,150            315,041
  Cash distributions (Note 7)                             (403,017)            (4,071)          (407,088)
                                    -----------        -------------------------------------------------
Balance, December 31, 1997               27,006        $ 2,621,674        $   (23,064)       $ 2,598,610
                                    ===========        =================================================


                     The accompanying notes are an integral
                       part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS


                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                1997             1996             1995
                                            ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $    315,041     $    239,807     $    250,634
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation                                   89,512          144,075          144,075
   Increase (decrease) in payable to
    Limited Partners                               1,561            1,485          (13,874)
   (Increase) in receivable
    from General Partner                          (1,061)          (1,103)            (294)
   Increase in accounts payable                    4,365            1,950            1,050
                                            ------------     ------------     ------------

   Net cash provided by operating
    activities                                   409,418          386,214          381,591

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash distributions to partners                (407,088)        (377,811)        (406,006)
                                            ------------     ------------     ------------

  Net increase (decrease) in cash                  2,330            8,403          (24,415)

  Beginning cash balance                         117,357          108,954          133,369
                                            ------------     ------------     ------------

  Ending cash balance                       $    119,687     $    117,357     $    108,954
                                            ============     ============     ============


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

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

NOTE 3 - SITE ACQUISITION AND DEVELOPMENT FEE

Under terms of the Partnership Agreement, the General Partner is entitled to receive a site acquisition and development fee in an amount equal to the lesser of five percent of the cost of the related property or $35,000. The fee shall be for service rendered in connection with site selection and the design and supervision of construction of improvements to acquired properties. No site acquisition and development fees were paid in 1997, 1996 and 1995.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 4 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of December 31, 1997, 1996 and 1995.

The five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $3,738,542, $3,599,217, $3,658,792 and unaudited net income of $194,001, $162,868 and $195,392 for the years ended December 31, 1997, 1996 and 1995, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

The Clay Street restaurant in Pedley (Riverside), California had unaudited net income of $2,641 and net losses of $1,636 and $4,854 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 5 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1997. The rent receivable was collected on January 17, 1998.

The General Partner received $4,071 in distributions during 1997 relating to its one percent interest in the Registrant.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 6 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                            1997           1996           1995
                                          --------       --------       --------

Net income per financial statements       $315,042       $239,807       $250,634

Excess book depreciation                    43,573         98,136         90,287
                                          --------       --------       --------

Taxable income                            $358,615       $337,943       $340,921
                                          ========       ========       ========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1997, is as follows:

Partners' equity per financial
  statements                                             $2,598,610

Issue costs of Limited Partnership
  Units capitalized for tax purposes                        986,745

Excess tax depreciation                                       9,789

Writedown of Real Estate held for Sale                      161,963

Other                                                         5,465

                                                         ----------
Net worth for tax purposes                               $3,762,572
                                                         ==========

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1997


NOTE 7 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to Limited Partners were as follows:


                                                    Weighted         Number of
                                                     Average            Units
                        Distributions per           Number of        Outstanding
                       Limited Partnership            Units          at the End
 Quarter Ended                Unit                Outstanding        of Quarter
 -------------         -------------------        -----------        -----------

December 31, 1994          $  4.07                   27,006            27,006
March 31, 1995                3.41                   27,006            27,006
June 30, 1995                 3.34                   27,006            27,006
September 30, 1995            4.07                   27,006            27,006
                           -------
  Total paid in 1995       $ 14.89
                           =======

December 31, 1995          $  3.68                   27,006            27,006
March 31, 1996                3.49                   27,006            27,006
June 30, 1996                 2.85                   27,006            27,006
September 30, 1996            3.83                   27,006            27,006
                           -------
  Total paid in 1996       $ 13.85
                           =======

December 31, 1996          $  3.82                   27,006            27,006
March 31, 1997                3.38                   27,006            27,006
June 30, 1997                 3.54                   27,006            27,006
September 30, 1997            4.18                   27,006            27,006
                           -------
  Total paid in 1997       $ 14.92
                           =======


Cash distributions per Limited Partnership Unit were calculated based upon the weighted average number of Units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1997 amounted to $3.39 per Limited Partnership Unit and were paid January 31, 1998.

                                    PART III


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                    Title                                           Age
----                    -----                                           ---

Kevin K. Moriarty       Director, Chairman and Chief Executive Officer  51

Paul W. Hitzelberger    Executive Vice President, Brand Strategy and
                          Franchise Relations/Development               53

Robert Terrano          Executive Vice President and
                          Chief Financial Officer                       42

James D. Stoops         Executive Vice President, Operations            45

Janet D. Simmons        Senior Vice President, Purchasing               41

Michael L. Annis        Vice President, Secretary and General Counsel   51

C. Douglas Mitchell     Vice President and Corporate Controller         47


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1998.

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

      During 1997, the following transactions occurred between the Registrant and the General Partner pursuant to the terms of the Partnership Agreement.

      (1) The General Partner earned $3,150 as its one percent share of the net income of the Registrant.

      (2) The General Partner received $4,071 in distributions relating to its one percent interest in the Registrant.

(b) During 1997, the Registrant had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Registrant at any time during 1997 for any amount in excess of $60,000.

(d)   Not applicable.

                                     PART IV


ITEM 14(a)(1) AND (2). EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
                       FORM 8-K

      Financial statement schedules:

             Schedule III - Real Estate and Accumulated Depreciation

      Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)   No reports on Form 8-K were filed during the last quarter of 1997.

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

                           DEL TACO II - SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                                                     Cost capitalized                    Gross amount at
                                                  Initial cost        subsequent to                      which carried at
                                                   to company          acquisition                      close of period
         Description           Encumbrances      ------------------------------------------------------------------------
                                                    Buildings                                            Buildings & land
      (All Restaurants)                               & land             Improve-          Carrying        improvements
                                                  improvements            ments              costs            Total
-------------------------------------------------------------------------------------------------------------------------
Victorville,  CA                 $   --         $  327,770            $  224,843           $  --           $  552,613
Colton, CA                           --            262,661               180,179              --              442,840
Palmdale, CA                         --            404,791               277,677              --              682,468
Pedley, CA                           --            364,334               249,925              --              614,259
Thousand Palms, CA                   --            446,450               306,255              --              752,705
                               ------------------------------------------------------------------------------------------
                                 $   --         $1,806,006            $1,238,879           $  --           $3,044,885
                               ==========================================================================================




                                                                               Life on which
         Description           Accumulated         Date of         Date     depreciation in latest
                               depreciation     construction     acquired      income statement
      (All Restaurants)                                                          is computed

--------------------------------------------------------------------------------------------------
Victorville,  CA               $ 107,318            1986            1986        20 (LI), 35 (BI)
Colton, CA                        86,000            1986            1986        20 (LI), 35 (BI)
Palmdale, CA                     132,536            1986            1986        20 (LI), 35 (BI)
Pedley, CA                       119,290            1987            1987        20 (LI), 35 (BI)
Thousand Palms, CA               146,176            1987            1987        20 (LI), 35 (BI)
                               ---------
                               $ 591,320
                               =========


                                                                    Accumulated
                                               Restaurants         Depreciation
                                             --------------        ------------

Balances at December 31, 1994:               $ 3,044,885           $ 428,780
   Acquisitions                                       --              54,180
   Sales                                              --                  --
                                             -----------           ---------
Balances at December 31, 1995:                 3,044,885             482,960
   Acquisitions                                       --              54,180
   Sales                                              --                  --
                                             -----------           ---------
Balances at December 31, 1996:                 3,044,885             537,140
   Acquisitions                                       --              54,180
   Sales                                              --                  --
                                             -----------           ---------
Balances at December 31, 1997:               $ 3,044,885           $ 591,320
                                             ===========           =========

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



Date March 07, 1998                         Kevin K. Moriarty
     --------------                         -----------------
                                            Kevin K. Moriarty
                                            Director, Chairman and Chief
                                            Executive Officer



Date March 07, 1998                         Michael L. Annis
     --------------                         ----------------
                                            Michael L. Annis
                                            Vice President, Secretary and
                                            General Counsel




Date March 07, 1998                         Robert J. Terrano
     --------------                         -----------------
                                            Robert J. Terrano
                                            Executive Vice President and
                                            Chief Financial Officer




Date March 07, 1998                         C. Douglas Mitchell
     --------------                         -------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller