Form 10-Q
period 1998-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 1998-05-06
CIK 749153

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,                  MARCH 31, 1998

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II


PART I.  FINANCIAL INFORMATION                             PAGE NUMBER


Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1998 (Unaudited) and
     December 31, 1997                                           3

Statements of Income for the three months ended
     March 31, 1998 and 1997 (Unaudited)                         4

Statements of Cash Flows for the three months ended
     March 31, 1998 and 1997 (Unaudited)                         5

Notes to Financial Statements                                    6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                      12

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS

                                                                             MARCH 31,   December 31,
                                                                               1998          1997
                                                                            -----------  -----------
                                                                            (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                      $   93,659   $  119,687
  Receivable from General Partner (Note 4)                                      39,044       38,332
  Deposits                                                                       1,000        1,000
                                                                            ----------   ----------
    Total current assets                                                       133,703      159,019
                                                                            ----------   ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                                      1,806,006    1,806,006
  Buildings and improvements                                                 1,238,879    1,238,879
  Machinery and equipment                                                      898,950      898,950
                                                                            ----------   ----------
                                                                             3,943,835    3,943,835
  Less--accumulated depreciation                                             1,503,816    1,490,271
                                                                            ----------   ----------
                                                                             2,440,019    2,453,564

                                                                            $2,573,722   $2,612,583
                                                                            ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                               $    6,608   $    6,608
  Accounts Payable                                                               2,582        7,365
                                                                            ----------   ----------
    Total current liabilities                                                    9,190       13,973
                                                                            ----------   ----------

PARTNERS' EQUITY:
  Limited Partners                                                           2,587,937    2,621,674
  General Partner-Del Taco, Inc.                                               (23,405)     (23,064)
                                                                            ----------   ----------
                                                                             2,564,532    2,598,610

                                                                            $2,573,722   $2,612,583
                                                                            ==========   ==========


                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                            1998           1997
                                                          --------       --------
REVENUES:
  Rent (Notes 3 and 4)                                    $108,428       $104,167
  Interest                                                     469            930
  Other                                                        526             75
                                                          --------       --------
                                                           109,423        105,172
                                                          --------       --------
EXPENSES:
  General and administrative                                21,877         21,894
  Depreciation                                              13,545         36,019
                                                          --------       --------
                                                            35,422         57,913
                                                          --------       --------
Net income                                                $ 74,001       $ 47,259
                                                          ========       ========

Net income per Limited
  Partnership Unit (Note 2)                                  $2.71         $1.73
                                                             =====         =====


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                               1998            1997
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                   $ 74,001      $  47,259
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                                13,545         36,019
    Increase in receivable from General Partner                                   (712)          (783)
    Increase (decrease) in accounts payable                                     (4,783)         1,817
                                                                              --------       --------

     Net cash provided by operating activities                                  82,051         84,312

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                                               (108,079)      (104,310)
                                                                             ---------      ---------

Net decrease in cash                                                           (26,028)       (19,998)

Beginning cash balance                                                         119,687        117,357
                                                                             ---------       --------

Ending cash balance                                                          $  93,659       $ 97,359
                                                                             =========       ========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1998, the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per Limited Partnership Unit is based upon the weighted average number of Units outstanding during the periods presented which amounted to 27,006 in 1998 and 1997.

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

                        DEL TACO RESTAURANT PROPERTIES II

                                 MARCH 31, 1998


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of March 31, 1998 and 1997.

For the three months ended March 31, 1998, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $903,568 and net income of $39,999 as compared to $868,059 and $41,501 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the three months ended March 31, 1998, the Clay Street restaurant in Pedley (Riverside), California reported net income of $819 as compared to a net loss of $2,025 for the corresponding period in 1997.

For the three months ended March 31, 1998, the Palmdale Blvd. restaurant in Palmdale, California reported a net loss of $55 as compared to net income of $13,001 for the corresponding period in 1997.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 10, 1998.

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

                        DEL TACO RESTAURANT PROPERTIES II

                                 MARCH 31, 1998


NOTE 5 - DISTRIBUTIONS

On April 10, 1998, a distribution to the Limited Partners of $81,230 or approximately $3.01 per Limited Partnership Unit, was approved. Such distribution was paid on April 24, 1998. The General Partner also received a distribution of $821 with respect to its 1% partnership interest.

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

Rental revenues for the three months ended March 31, increased from $104,167 in 1997 to $108,428 in 1998. The increase in revenues is directly attributable to increased sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter:

                                                                      THREE MONTHS ENDED MARCH 31
                                                                        1998                1997
                                                                      --------            --------
Bear Valley Rd., Victorville, CA                                      $ 21,502            $ 20,292

West Valley Blvd., Colton, CA                                           22,644              20,733

Palmdale Blvd., Palmdale, CA                                            18,967              24,123

DeAnza Country Shopping Center, Pedley, CA                              14,663              12,131

Varner Road, Thousand Palms, CA                                         30,652              26,888
                                                                       -------             -------

                                    Total                             $108,428            $104,167
                                                                      ========            ========

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                            Percentage of Total
                                       General & Administrative Expense
                                       --------------------------------
                                            Three Months Ended
                                                 March 31
                                             1998       1997
                                            ------     ------
Accounting fees                              65.37%     75.90%
Distribution of
  information to
  Limited Partners                           34.63      24.10
                                            ------     ------

                                            100.00%    100.00%
                                            ======     ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses decreased for the three months ended March 31 from $21,894 in 1997 to $21,877 in 1998. Depreciation expense was $36,019 for the three months ended March 31, 1997 and $13,545 for the three months ended March 31, 1998. The decrease in depreciation expense was a result of certain equipment becoming fully depreciated.

For the three months ended March 31, 1998 revenues increased $4,251 and expenses decreased $22,491, creating an increase in net income from $47,259 in 1997 to $74,001 in 1998.

For the reasons stated under "Liquidity and Capital Resources" above, the Registrant's results of operations in the future will depend primarily upon the gross revenues of the restaurants located on the Properties leased to Del Taco as well as upon Del Taco's financial condition and results of operations generally.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 27 - Financial Data Schedule.

(b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

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


                                            DEL TACO RESTAURANT PROPERTIES II
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  April 30, 1998                       /s/ Robert J. Terrano
                                            ---------------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  April 30, 1998                       /s/ C. Douglas Mitchell
                                            ---------------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller