Form 10-Q
period 1998-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 1998-08-10
CIK 749153

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED,                   JUNE 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                              ----------------------  ------------------------
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

                                 (949) 462-9300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  [X]   NO [ ]

================================================================================

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------


PART I.  FINANCIAL INFORMATION                                          PAGE NUMBER
------------------------------                                          -----------

Item 1.  Financial Statements and Supplementary Data

Balance Sheets at June 30, 1998 (Unaudited) and
     December 31, 1997                                                        3

Statements of Income for the three and six months ended
     June 30, 1998 and 1997 (Unaudited)                                       4

Statements of Cash Flows for the six months ended
     June 30, 1998 and 1997 (Unaudited)                                       5

Notes to Financial Statements                                                 6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        9


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                    11


SIGNATURES                                                                   12
----------

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------

                                 BALANCE SHEETS
                                 --------------


                                                              June 30,   December 31,
                                                                1998         1997
                                                             ----------   ----------
                                                             (UNAUDITED)
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                       $  125,114   $  119,687
  Receivable from General Partner (Note 4)                       41,002       38,332
  Deposits                                                        2,406        1,000
                                                             ----------   ----------
    Total current assets                                        168,522      159,019
                                                             ----------   ----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                       1,806,006    1,806,006
  Buildings and improvements                                  1,238,879    1,238,879
  Machinery and equipment                                       898,950      898,950
                                                             ----------   ----------
                                                              3,943,835    3,943,835
  Less--accumulated depreciation                              1,517,361    1,490,271
                                                             ----------   ----------
                                                              2,426,474    2,453,564
                                                             ----------   ----------
                                                             $2,594,996   $2,612,583
                                                             ==========   ==========

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

CURRENT LIABILITIES:
  Payable to Limited Partners                                $   13,273   $    6,608
  Accounts Payable                                                1,896        7,365
                                                             ----------   ----------
    Total current liabilities                                    15,169       13,973
                                                             ----------   ----------

PARTNERS' EQUITY:
  Limited Partners                                            2,603,079    2,621,674
  General Partner-Del Taco, Inc.                                (23,252)     (23,064)
                                                              ----------   ----------
                                                              2,579,827    2,598,610
                                                             ----------   ----------
                                                             $2,594,996   $2,612,583
                                                             ==========   ==========


                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                   (UNAUDITED)
                                   -----------


                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                         JUNE 30                      JUNE 30
                                 -----------------------      ----------------------
                                   1998           1997          1998          1997
                                 --------       --------      --------      --------
REVENUES:
  Rent (Notes 3 and 4)           $121,761       $112,498      $230,189      $216,665
  Interest                            317            642           787         1,572
  Other                               425            175           950           250
                                 --------       --------      --------      --------
                                  122,503        113,315       231,926       218,487
                                 --------       --------      --------      --------

EXPENSES:
  General and administrative       11,612          9,523        33,490        31,417
  Depreciation                     13,545         36,019        27,090        72,038
                                 --------       --------      --------      --------
                                   25,157         45,542        60,580       103,455
                                 --------       --------      --------      --------

Net income                       $ 97,346       $ 67,773      $171,346      $115,032
                                 ========       ========      ========      ========

Net income per Limited
  Partnership Unit (Note 2)        $3.57          $2.48         $6.28         $4.22
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

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                             -----------------------
                                                               1998           1997
                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                  $171,346       $115,032
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                               27,090         72,038
    Increase (decrease) in payable to
      Limited Partner                                           6,665           (109)
    Increase in receivable
      from General Partner                                     (2,670)          (741)
    Decrease in accounts payable                               (5,468)          (479)
    Increase in deposits                                       (1,406)             -
                                                             --------       --------

     Net cash provided by operating activities                195,557        185,741

CASH FLOWS FROM FINANCING ACTIVITIES:

    Cash distributions to partners                           (190,130)      (196,669)
                                                             --------       --------

Net increase (decrease) in cash                                 5,427        (10,928)

Beginning cash balance                                        119,687        117,357
                                                             --------       --------

Ending cash balance                                          $125,114       $106,429
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

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1998, the results of operations and cash flows for the six month periods ended June 30, 1998 and 1997 have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of June 30, 1998 and 1997.

For the three months ended June 30, 1998, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,014,674 and net income of $65,788 as compared to $937,483 and $38,972 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 1998, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,918,242 and net income of $105,787 as compared to $1,805,542 and $80,473 respectively, for the corresponding period in 1997.

For the three months and six months ended June 30, 1998, the Clay Street restaurant in Pedley (Riverside), California reported net income of $3,191 and $4,010 as compared to net income of $743 and a net loss of $1,282 respectively, for the corresponding period in 1997.


NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 10, 1998.

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

                        DEL TACO RESTAURANT PROPERTIES II
                        ---------------------------------

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                                  JUNE 30, 1998
                                  -------------


NOTE 5 - DISTRIBUTIONS

On July 15, 1998, a distribution to the Limited Partners of $102,570 or approximately $3.80 per Limited Partnership Unit, was approved. Such distribution was paid on August 5, 1998. The General Partner also received a distribution of $1,036 with respect to its 1% partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

Rental revenues for the three months ended June 30, increased from $112,498 in 1997 to $121,761 in 1998. The Registrant had rental revenues of $230,189 for the six months ended June 30, 1998, representing an increase from the rental revenues of $216,665 in 1997. The increase in revenues is directly attributable to increased sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30                 JUNE 30
                                                       -------------------     ---------------------
                                                        1998        1997        1998          1997
                                                       -------     -------     -------       -------
Bear Valley Rd., Victorville, CA                      $ 23,772      22,556      45,273        42,848

West Valley Blvd., Colton, CA                           25,506      23,370      48,150        44,103

Palmdale Blvd., Palmdale, CA                            20,262      22,085      39,229        46,207

DeAnza Country Shopping Center, Pedley, CA              16,145      14,041      30,808        26,173

Varner Road, Thousand Palms, CA                         36,076      30,446      66,729        57,334
                                                       -------     -------     -------       -------

                                    Total   $          121,761     112,498     230,189       216,665
                                                       =======     =======     =======       =======

The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                           Percentage of Total
                                      General & Administrative Expense
                                      --------------------------------
                                            Six Months Ended
                                                 June 30
                                            -----------------
                                             1998       1997
                                            ------     ------
Accounting fees                              64.66%     68.57%
Distribution of information to
  Limited Partners                           35.34      31.43
                                            ------     ------

                                            100.00%    100.00%
                                            ======     ======

Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses increased for the three months ended June 30 from $9,523 in 1997 to $11,612 in 1998. For the six months ended June 30, general and administrative expenses increased from $31,417 in 1997 to $33,490 in 1998. General and administrative expenses increased due to increased costs of printing and distribution. Depreciation expense was $36,019 for the three months ended June 30, 1997 and $13,545 for the three months ended June 30, 1998. The Registrant incurred depreciation expense in the amount of $72,038 for the six months ended June 30, 1997 and $27,090 for the six months ended June 30, 1998. The decrease in depreciation expense was a result of certain equipment becoming fully depreciated.

For the three months ended June 30, 1998 revenues increased $9,188 and expenses decreased $20,385 creating an increase in net income from $67,773 in 1997 to $97,346 in 1998. As a result of increased revenues totaling $13,439 for the six months ended June 30, 1998 and decreased expenses totaling $42,875 for the six months ended June 30, 1998, the net income of the Registrant increased from $115,032 for the six months ended June 30, 1997 to $171,346 for the corresponding period in 1998.

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

(b) No reports on Form 8-K were filed during the six months ended June 30, 1998.

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

                                            DEL TACO RESTAURANT PROPERTIES II
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  July 31, 1998                        /s/ Robert J. Terrano
                                            ---------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  July 31, 1998                        /s/ C. Douglas Mitchell
                                            -----------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule.