Form 10-Q
period 1998-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 1998-11-06
CIK 749153

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        SEPTEMBER 30, 1998
                               -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II


PART I.  FINANCIAL INFORMATION                               PAGE NUMBER
------------------------------                               -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1998 (Unaudited) and
     December 31, 1997                                            3

Statements of Income for the three and nine months ended
     September 30, 1998 and 1997 (Unaudited)                      4

Statements of Cash Flows for the nine months ended
     September 30, 1998 and 1997 (Unaudited)                      5

Notes to Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                       11

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS



                                                    SEPTEMBER 30          December 31
                                                       1998                   1997
                                                    -----------           -----------
                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                              $   143,641           $   119,687
  Receivable from General Partner (Note 4)               39,583                38,332
  Deposits                                                1,937                 1,000
                                                    -----------           -----------
    Total current assets                                185,161               159,019
                                                    -----------           -----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                               1,806,006             1,806,006
  Buildings and improvements                          1,238,879             1,238,879
  Machinery and equipment                               898,950               898,950
                                                    -----------           -----------
                                                      3,943,835             3,943,835
  Less--accumulated depreciation                      1,530,906             1,490,271
                                                    -----------           -----------
                                                      2,412,929             2,453,564
                                                    -----------           -----------

                                                    $ 2,598,090           $ 2,612,583
                                                    ===========           ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                       $    11,858           $     6,608
  Accounts Payable                                        2,921                 7,365
                                                    -----------           -----------
    Total current liabilities                            14,779                13,973
                                                    -----------           -----------

PARTNERS' EQUITY:
  Limited Partners                                    2,606,528             2,621,674
  General Partner-Del Taco, Inc.                        (23,217)              (23,064)
                                                    -----------           -----------
                                                      2,583,311             2,598,610
                                                    -----------           -----------

                                                    $ 2,598,090           $ 2,612,583
                                                    ===========           ===========



                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30                   SEPTEMBER 30
                                      1998            1997            1998            1997
                                    --------        --------        --------        --------
REVENUES:
  Rent (Notes 3 and 4)              $127,142        $117,027        $357,330        $333,692
  Interest                               870             673           1,658           2,245
  Other                                1,225           1,900           2,175           2,150
                                    --------        --------        --------        --------
                                     129,237         119,600         361,163         338,087
                                    --------        --------        --------        --------

EXPENSES:
  General and administrative           8,602           7,393          42,093          38,810
  Depreciation                        13,545          13,545          40,635          85,583
                                    --------        --------        --------        --------
                                      22,147          20,938          82,728         124,393
                                    --------        --------        --------        --------

Net income                          $107,090        $ 98,662        $278,435        $213,694
                                    ========        ========        ========        ========

Net income per Limited
  Partnership Unit (Note 2)         $   3.93        $   3.62        $  10.21        $   7.83
                                    ========        ========        ========        ========




                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                         1998              1997
                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                            $ 278,435         $ 213,694
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                          40,635            85,583
    Increase in payable to Limited Partners                5,250               408
    (Increase) decrease in receivable from
      General Partner                                     (1,251)              316
    (Decrease) increase in accounts payable               (4,444)              184
    Increase in deposits                                    (937)               --
                                                       ---------         ---------

      Net cash provided by operating activities          317,688           300,185

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                         (293,734)         (293,160)
                                                       ---------         ---------

Net increase in cash                                      23,954             7,025

Beginning cash balance                                   119,687           117,357
                                                       ---------         ---------

Ending cash balance                                    $ 143,641         $ 124,382
                                                       =========         =========




                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1998, the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1997 have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

NOTE 3 - LEASING ACTIVITIES

The Registrant leases (the "Leases") certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. ("General Partner") on a triple net basis. The Leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the Leases. The Registrant had a total of five Properties leased as of September 30, 1998 and 1997.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 1998


NOTE 3 - LEASING ACTIVITIES - (Continued)

For the three months ended September 30, 1998, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $1,059,512 and net income of $80,355 as compared to $975,227 and $56,754 respectively, for the corresponding period in 1997. Net income by restaurant includes charges for general & administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the nine months ended September 30, 1998, the five restaurants operated by Del Taco, for which the Registrant is the lessor, had combined, unaudited sales of $2,977,753 and net income of $186,142 as compared to $2,780,771 and $137,227 respectively, for the corresponding period in 1997.

For the three months and nine months ended September 30, 1998, the Clay Street restaurant in Pedley (Riverside), California reported net income of $2,592 and $6,602 as compared to net income of $155 and a net loss of $1,127 respectively, for the corresponding period in 1997.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 13, 1998.

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

NOTE 5 - DISTRIBUTIONS

On October 12, 1998, a distribution to the Limited Partners of $123,565 or approximately $4.58 per Limited Partnership Unit, was approved. Such distribution was paid on October 15, 1998. The General Partner also received a distribution of $1,248 with respect to its 1% partnership interest.

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

Rental revenues for the three months ended September 30, increased from $117,027 in 1997 to $127,142 in 1998. The Registrant had rental revenues of $333,692 for the nine months ended September 30, 1997, and the rental revenue increased to $357,330 in 1998. The increase in revenues is directly attributable to increased sales at the restaurants.

The following table sets forth rental revenue earned by restaurant for the quarter and year to date:

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30                   SEPTEMBER 30
                                          1998            1997            1998            1997
                                        --------        --------        --------        --------
Bear Valley Rd., Victorville, CA        $ 25,471        $ 22,836        $ 70,744        $ 65,684

West Valley Blvd., Colton, CA             28,092          26,604          76,241          70,707

Palmdale Blvd., Palmdale, CA              21,980          21,270          61,210          67,478

DeAnza Country Shopping Center,           17,047          14,315          47,855          40,487
  Pedley, CA

Varner Road, Thousand Palms, CA           34,552          32,002         101,280          89,336
                                        --------        --------        --------        --------

          Total                         $127,142        $117,027        $357,330        $333,692
                                        ========        ========        ========        ========



The following table sets forth the percentage relationship to total general and administrative expenses of items included in the Registrant's Statements of
Income:

                                                       Percentage of Total
                                                  General & Administrative Expense
                                                  --------------------------------

                                                        Nine Months Ended
                                                           September 30
                                                     1998                 1997
                                                   -------              -------
Accounting fees                                      57.46%               57.23%
Distribution of
  information to
  Limited Partners                                   40.48                40.87
Other                                                 2.06                 1.90
                                                   -------              -------
                                                    100.00%              100.00%
                                                   =======              =======

Certain reclassifications have been made to the fiscal year 1997 general and administrative expenses to conform to the fiscal year 1998 presentation. Operating expenses include general and administrative expenses which consist primarily of accounting fees and costs of distribution of information to the Limited Partners. General and administrative expenses increased for the three months ended September 30 from $7,393 in 1997 to $8,602 in 1998. For the nine months ended September 30, general and administrative expenses increased from $38,810 in 1997 to $42,093 in 1998. General and administrative expenses increased due to increased costs of printing and distribution. Depreciation expense was $13,545 for the three months ended September 30, 1998 and 1997, respectively. The Registrant incurred depreciation expense in the amount of $40,635 for the nine months ended September 30, 1998 and $85,583 for the nine months ended September 30, 1997. The decrease in depreciation expense is a result of certain equipment becoming fully depreciated.

For the three months ended September 30, 1998 revenues increased $9,637 and expenses increased $1,209, creating an increase in net income from $98,662 in 1997 to $107,090 in 1998. As a result of increased revenues totaling $23,076 for the nine months ended September 30, 1998 and decreased expenses totaling $41,665 for the nine months ended September 30, 1998, the net income of the Registrant increased from $213,694 for the nine months ended September 30, 1997 to $278,435 for the corresponding period in 1998.

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

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1998.

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

                                             DEL TACO RESTAURANT PROPERTIES II
                                             (a California limited partnership)
                                             Registrant

                                             Del Taco, Inc.
                                             General Partner



Date:  October 30, 1998                      /s/ Robert J. Terrano
                                             -----------------------------------
                                             Robert J. Terrano
                                             Executive Vice President,
                                             Chief Financial Officer


Date:  October 30, 1998                      /s/ C. Douglas Mitchell
                                             -----------------------------------
                                             C. Douglas Mitchell
                                             Vice President and Corporate
                                             Controller

                                 EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------

  27                          Financial Data Schedule.