Form 10-K
period 1998-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 1999-03-10
CIK 749153

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

      FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

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

       Registrant's telephone number, including area code: (949) 462-9300

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

                                     PART I


ITEM 1.  BUSINESS

The partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The partnership's General Partner is Del Taco, Inc., a California corporation ("General Partner"). The partnership sold 27,006 units totaling $6.751 million through an offering of limited partnership units from September 1984 through December 1985. The term of the partnership agreement is until April 30, 2025 unless terminated earlier by means provided in the partnership agreement.

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco, Inc. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 1998, the partnership had a total of five properties leased to Del Taco.

The partnership has no full time employees. The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the partnership. Limited partners have no right to participate in the management or conduct of the partnership's business affairs.

ITEM 2.  PROPERTIES

The partnership acquired seven properties with proceeds obtained from the sale of partnership units:


                                                                                               Date of
                                                   Date of               Restaurant         Commencement
Address                   City, State            Acquisition            Constructed         of Operation(1)
-------                   -----------           ----------------        -----------        ---------------
Bear Valley Road          Victorville, CA       February 4, 1986   60 seat with drive        June 13, 1986
                                                                   through service window

West Valley Boulevard     Colton, CA            March 11, 1986     60 seat with drive        June 24, 1986
                                                                   through service window

Palmdale Boulevard        Palmdale, CA          December 12, 1986  60 seat with drive        May 7, 1987
                                                                   through service window

South Gate Town Center    South Gate, CA        January 28, 1987   60 seat with drive        May 28, 1987(2)
                                                                   through service window

Main Avenue               Fallbrook, CA         March 10, 1987     60 seat with drive        August 19, 1987(3)
                                                                   through service window

De Anza Country           Pedley, CA            April 13, 1987     60 seat with drive        October 28, 1987
Shopping Center                                                    through service window

Varner Road               Thousand Palms, CA    October 14, 1987   60 seat with drive        April 28, 1988
                                                                   through service window

----------
(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2) In May 1994, the South Gate property was sold yielding net proceeds to the partnership of $497,202.

(3) In November 1994, the Fallbrook property was sold yielding net proceeds to the partnership of $357,531.

                                     PART II


ITEM 3.  LEGAL PROCEEDINGS

The partnership is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 1,262 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA


                                        FOR THE YEAR ENDED DECEMBER 31,
                        ----------------------------------------------------------
                           1998        1997        1996        1995       1994
                           ----        ----        ----        ----       ----
Rental revenue          $  481,219  $  448,625  $  431,906  $  439,055  $  467,568

Interest and
  other income               5,149       5,523       2,810       2,799       4,815

Net income                 380,601     315,041     239,807     250,634     198,359

Net income
  per limited
  partnership
  unit (1)                   13.95       11.55        8.79        9.19        7.27

Cash distributions
  per limited
  partnership
  unit (2)(3)(4)(5)(6)
    From operations          15.35       14.92       13.85       14.89       22.18
    Sale of land                --          --          --          --       31.65

Total assets             2,578,195   2,612,583   2,698,704   2,833,273   3,001,469

Long-term obligations         None        None        None        None        None

----------
(1) The net income per limited partnership unit was calculated based upon 27,006 weighted average units outstanding for all years presented.

(2) Cash distributions for the quarter ended December 31, 1994 amounted to $4.07 per limited partnership unit and were paid January 17, 1995. Seven distributions were disbursed during the year ended December 31, 1994.

(3) Cash distributions for the quarter ended December 31, 1995 amounted to $3.68 per limited partnership unit and were paid January 15, 1996. Four distributions were disbursed during the year ended December 31, 1995.

(4) Cash distributions for the quarter ended December 31, 1996 amounted to $3.82 per limited partnership unit and were paid January 31, 1997. Four distributions were disbursed during the year ended December 31, 1996.

(5) Cash distributions for the quarter ended December 31, 1997 amounted to $3.96 per limited partnership unit and were paid January 31, 1998. Four distributions were disbursed during the year ended December 31, 1997.

(6) Cash distributions for the quarter ended December 31, 1998 amounted to $4.34 per limited partnership unit and were paid January 31, 1999. Four distributions were disbursed during the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The partnership offered limited partnership units for sale between September 1984 and December 1985. 15% of the $6.751 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse the General Partner for offering costs incurred. Approximately $5.6 million of the remaining funds were used to acquire sites and build seven restaurants. Two restaurants were sold in 1994.

The five restaurants leased to Del Taco make up almost all of the income producing assets of the partnership. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

Results of Operations

The partnership owned seven properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating.

The following table sets forth rental revenue earned by restaurant for the year:


                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----
 Bear Valley Rd., Victorville, CA              $ 96,067    $ 88,858    $ 90,392
 West Valley Blvd., Colton, CA                  103,013      95,315      85,203
 Palmdale Blvd., Palmdale, CA                    83,284      88,048     101,290
 DeAnza Country Shopping Center, Pedley, CA      64,971      55,595      50,211
 Varner Road, Thousand Palms, CA                133,884     120,809     104,810
                                               --------    --------    --------
            Total                              $481,219    $448,625    $431,906
                                               ========    ========    ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $481,219 during the year ended December 31, 1998, which represents an increase of $32,594 from 1997. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The following table breaks down general and administrative expenses by type of expense:

                 PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE


                                     Year Ended December 31,
                              -------------------------------------
                               1998           1997           1996
                               ----           ----           ----
Accounting fees                32.08%         29.84%         32.56%
Distribution of
   information to
   limited partners            66.37          68.55          64.81
Other                           1.55           1.61           2.63
                              ------         ------         ------
                              100.00%        100.00%        100.00%
                              ======         ======         ======

General and administrative costs increased from 1997 to 1998 due to increased costs for printing and distribution of documents. Depreciation decreased in 1998 and 1997 because certain equipment became fully depreciated during 1997.

Net income increased by $65,560 from 1997 to 1998 due to the increase in revenues of $32,220 and the decrease in depreciation expense of $35,332 which was partially offset by the $1,992 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

ITEM 8.  FINANCIAL STATEMENTS


PART I.  INFORMATION


            INDEX                                          PAGE NUMBER
            -----                                          -----------
Report of Independent Public Accountants                        9

Balance Sheets at December 31, 1998 and 1997                   10

Statements of Income for the years ended
  December 31, 1998, 1997 and 1996                             11

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1998                      12

Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                             13

Notes to Financial Statements                               14-17

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
  Del Taco Restaurant Properties, II:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /s/ ARTHUR ANDERSEN LLP
                                            -----------------------------------
                                                ARTHUR ANDERSEN LLP


Orange County, California
February 12, 1999

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS


                                                                      DECEMBER 31,
                                                                --------------------------
                                                                   1998            1997
                                                                   ----            ----

                                     ASSETS
CURRENT ASSETS:
  Cash                                                         $   134,928     $   119,687
  Receivable from Del Taco, Inc. (Note 4)                           42,415          38,332
  Deposits                                                           1,468           1,000
                                                               -----------     -----------
     Total current assets                                          178,811         159,019
                                                               -----------     -----------

PROPERTY AND EQUIPMENT, AT COST (NOTE 1):
  Land and improvements                                          1,806,006       1,806,006
  Buildings and improvements                                     1,238,879       1,238,879
  Machinery and equipment                                          898,950         898,950
                                                               -----------     -----------
                                                                 3,943,835       3,943,835
    Less: accumulated depreciation                               1,544,451       1,490,271
                                                               -----------     -----------
                                                                 2,399,384       2,453,564
                                                               -----------     -----------

                                                               $ 2,578,195     $ 2,612,583
                                                               ===========     ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to limited partners                                  $    12,099     $     6,608
  Accounts payable                                                   5,434           7,365
                                                               -----------     -----------
     Total current liabilities                                      17,533          13,973
                                                               -----------     -----------

PARTNERS' EQUITY (NOTE 2):
  Limited partners                                               2,584,106       2,621,674
  General Partner - Del Taco, Inc.                                 (23,444)        (23,064)
                                                               -----------     -----------
                                                                 2,560,662       2,598,610
                                                               -----------     -----------

                                                               $ 2,578,195     $ 2,612,583
                                                               ===========     ===========



                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME


                                         YEAR ENDED DECEMBER 31,
                                  ------------------------------------
                                    1998         1997           1996
                                    ----         ----           ----
REVENUES:
  Rent (Note 3)                   $481,219      $448,625      $431,906
  Interest                           2,424         2,848         2,120
  Other                              2,725         2,675           690
                                  --------      --------      --------
                                   486,368       454,148       434,716
                                  --------      --------      --------
EXPENSES:
  General and administrative        51,587        49,595        50,834
  Depreciation                      54,180        89,512       144,075
                                  --------      --------      --------
                                   105,767       139,107       194,909
                                  --------      --------      --------

Net income                        $380,601      $315,041      $239,807
                                  ========      ========      ========

Net income per limited
  partnership unit (Note 1)       $  13.95      $  11.55      $   8.79
                                  ========      ========      ========









                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1998


                                         Limited Partners
                                      ----------------------       General
                                        Units       Amount         Partner          Total
                                        -----       ------         -------          -----
Balance, December 31, 1995             27,006    $ 2,849,424     $   (20,763)    $ 2,828,661
   Net income                              --        237,409           2,398         239,807
   Cash distributions (Note 6)             --       (374,033)         (3,778)       (377,811)
                                       ------    -----------     -----------     -----------
Balance, December 31, 1996             27,006      2,712,800         (22,143)      2,690,657
   Net income                              --        311,891           3,150         315,041
   Cash distributions (Note 6)             --       (403,017)         (4,071)       (407,088)
                                       ------    -----------     -----------     -----------
Balance, December 31, 1997             27,006      2,621,674         (23,064)      2,598,610
   Net income                              --        376,795           3,806         380,601
   Cash distributions (Note 6)             --       (414,363)         (4,186)       (418,549)
                                       ======    ===========     ===========     ===========
Balance, December 31, 1998             27,006    $ 2,584,106     $   (23,444)    $ 2,560,662
                                       ======    ===========     ===========     ===========











                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS


                                                          YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                    1998          1997          1996
                                                    ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 380,601     $ 315,041     $ 239,807
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation                                      54,180        89,512       144,075
   Increase in payable to Limited Partners            5,491         1,561         1,485
   Increase in receivable from General Partner       (4,083)       (1,061)       (1,103)
   (Decrease) increase in accounts payable           (1,931)        4,365         1,950
   Increase in deposits                                (468)           --            --
                                                  ---------     ---------     ---------

   Net cash provided by operating activities        433,790       409,418       386,214

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash distributions to partners                   (418,549)     (407,088)     (377,811)
                                                  ---------     ---------     ---------

  NET INCREASE IN CASH                               15,241         2,330         8,403

  BEGINNING CASH BALANCE                            119,687       117,357       108,954
                                                  ---------     ---------     ---------

  ENDING CASH BALANCE                             $ 134,928     $ 119,687     $ 117,357
                                                  =========     =========     =========











                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

In fiscal 1996, the partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The adoption of SFAS No. 121 did not have a material effect on the partnership's financial statements.

INCOME TAXES: No provision has been made for federal or state income taxes on partnership net income, since the partnership is not subject to income tax. Partnership income is includable in the taxable income of the individual partners as required under applicable income tax laws. Certain items, primarily related to depreciation methods, are accounted for differently for income tax reporting purposes (see Note 5).

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 3 - LEASING ACTIVITIES

The partnership leases certain properties (the "Properties") for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each Property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of five Properties leased as of December 31, 1998, 1997 and 1996.

The five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $4,010,160, $3,738,542, and $3,599,217 and unaudited net income of $262,790, $194,001, and $162,868 for the years ended December 31, 1998, 1997 and 1996, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

The Clay Street restaurant in Pedley (Riverside), California had unaudited net income of $14,347 and $2,641 and a net loss of $1,636 for the years ended December 31, 1998, 1997 and 1996, respectively.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 4 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1998. The rent receivable was collected on January 17, 1999.

The General Partner received $4,186 in distributions during 1998 relating to its one percent interest in the partnership.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

NOTE 5 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:


                                         1998        1997        1996
                                         ----        ----        ----
 Net income per financial statements    $380,601    $315,042    $239,807

Excess book depreciation                  8,241      43,573      98,136
                                       --------    --------    --------

Taxable income                         $388,842    $358,615    $337,943
                                       ========    ========    ========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1998, is as follows:


Partners' equity per financial statements        $2,560,662

Issue costs of limited partnership
  units capitalized for tax purposes                986,745

Excess tax depreciation                              18,030

Writedown of Real Estate held for Sale              161,963

Other                                                 5,465
                                                 ----------
Net worth for tax purposes                       $3,732,865
                                                 ==========

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1998


NOTE 6 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners were as follows:




                              Cash
                        Distributions per   Weighted Average      Number of Units
                      Limited Partnership   Number of Units      Outstanding at the
Quarter Ended                 Unit            Outstanding          End of Quarter
-------------         -------------------   ----------------     ------------------
December 31, 1995           $ 3.68              27,006               27,006
March 31, 1996                3.49              27,006               27,006
June 30, 1996                 2.85              27,006               27,006
September 30, 1996            3.83              27,006               27,006
                            ------
  Total paid in 1996        $13.85
                            ======

December 31, 1996           $ 3.82              27,006               27,006
March 31, 1997                3.38              27,006               27,006
June 30, 1997                 3.54              27,006               27,006
September 30, 1997            4.18              27,006               27,006
                            ------
  Total paid in 1997        $14.92
                            ======

December 31, 1997           $ 3.96              27,006               27,006
March 31, 1998                3.01              27,006               27,006
June 30, 1998                 3.80              27,006               27,006
September 30, 1998            4.58              27,006               27,006
                            ------
  Total paid in 1998        $15.35
                            ======

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1998 amounted to $4.34 per limited partnership unit and were paid January 31, 1999.

                                    PART III


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                                      Title                               Age
----                                      -----                               ---
Kevin K. Moriarty        Director, Chairman and Chief Executive Officer       52

C. Ronald Petty          President                                            54

Paul W. Hitzelberger     Executive Vice President, Brand Strategy and
                           Franchise Relations/Development                    54

Robert Terrano           Executive Vice President and
                           Chief Financial Officer                            43

James D. Stoops          Executive Vice President, Operations                 46

Janet D. Simmons         Senior Vice President, Purchasing                    42

Michael L. Annis         Vice President, Secretary and General Counsel        52

C. Douglas Mitchell      Vice President and Corporate Controller              48

Annette D. Shehan        Vice President, Marketing                            37

Shirlene Lopez           Vice President, Corporate Development                34


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 1999.

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

C. RONALD PETTY, President of Del Taco, Inc. Mr. Petty began his career in the restaurant business in 1973 with McDonald's Corporation. He was employed by McDonald's in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny's 1993-1996; President and CEO of Peter Piper Pizza 1996-1998; President of Del Taco December 1998-present.

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

ANNETTE D. SHEHAN, Vice President, Marketing of Del Taco, Inc. From 1984-1994 Ms. Shehan was with Jack In The Box Restaurants where she held various positions in Research & Development, Product Marketing and Advertising/Media. Ms. Shehan was hired in 1994 as Manager of Broadcast Advertising with HomeBase, Inc. a home improvement retailer, a post she held until 1998 when she became Vice President, Marketing for Del Taco, Inc. Ms. Shehan has a Bachelor of Science Degree in Food Science from California Polytechnic University, San Luis Obispo and a Master of Business Administration from San Diego State University.

SHIRLENE LOPEZ, Vice President, Corporate Development & Design of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager in support of the field and office manager. In 1994, she was promoted to Executive Project Manager of reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design. Ms. Lopez has held her current position since August 1997.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The partnership has no executive officers or directors and pays no direct remuneration to any executive officer or director of its General Partner. The partnership has not issued any options or stock appreciation rights to any executive officer or director of its General Partner, nor does the partnership propose to pay any annuity, pension or retirement benefits to any executive officer or director of its General Partner. The partnership has no plan, nor does the partnership presently propose a plan, which will result in any remuneration being paid to any executive officer or director of the General Partner upon termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b) Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT - (CONTINUED)

(c) The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership , except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) No transactions have occurred between the partnership and any executive officer or director of its General Partner.

       During 1998, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

       (1) The General Partner earned $3,806 as its one percent share of the net income of the partnership.

       (2) The General Partner received $4,186 in distributions relating to its one percent interest in the partnership.

(b) During 1998, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 1998 for any amount in excess of $60,000.

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

(b) No reports on Form 8-K were filed during the last quarter of 1998.

(c) Exhibits required by Item 601 of Regulation S-K:

         1. Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as
               Exhibit 3.01 to Partnership's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

         2. Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

         3. Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

                DEL TACO RESTAURANT PROPERTIES II - SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                                                              Cost capitalized   Gross amount at
                                                        Initial cost            subsequent to    which carried at
                                                         to company              acquisition     close of period
                                                ---------------------------   ----------------   ----------------
                                                    Land        Buildings &                      Land, buildings
  Description                                      & land         Improve-        Carrying       & improvements    Accumulated
(All Restaurants)             Encumbrances      improvements       ments           costs               Total      depreciation
-----------------             ------------      ------------    -----------       --------       --------------   ------------
Victorville, CA                  $ --           $  327,770      $  224,843         $ --            $  552,613      $  117,151
Colton, CA                         --              262,661         180,179           --               442,840          93,880
Palmdale, CA                       --              404,791         277,677           --               682,468         144,680
Pedley, CA                         --              364,334         249,925           --               614,259         130,220
Thousand Palms, CA                 --              446,450         306,255           --               752,705         159,569
                                 --------------------------------------------------------------------------------------------
                                 $ --           $1,806,006      $1,238,879         $ --            $3,044,885      $  645,500
                                 ============================================================================================


                                                                   Life on which
                                                              depreciation in latest
   Description                       Date of        Date         income statement
(All Restaurants)                  construction   acquired         is computed
-----------------                  ------------   --------    ----------------------
Victorville, CA                        1986         1986         20 (LI), 35 (BI)
Colton, CA                             1986         1986         20 (LI), 35 (BI)
Palmdale, CA                           1986         1986         20 (LI), 35 (BI)
Pedley, CA                             1987         1987         20 (LI), 35 (BI)
Thousand Palms, CA                     1987         1987         20 (LI), 35 (BI)

                                                                 Accumulated
                                                 Restaurants     Depreciation
                                                 -----------     ------------
Balances at December 31, 1995:                   $ 3,044,885      $ 482,960
   Acquisitions                                           --         54,180
   Sales                                                  --             --
                                                 -----------      ---------
Balances at December 31, 1996:                     3,044,885        537,140
   Acquisitions                                           --         54,180
   Sales                                                  --             --
                                                 -----------      ---------
Balances at December 31, 1997:                     3,044,885        591,320
   Acquisitions                                           --         54,180
   Sales                                                  --             --
                                                 -----------      ---------
Balances at December 31, 1998:                   $ 3,044,885      $ 645,500
                                                 ===========      =========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DEL TACO RESTAURANT PROPERTIES II
                                        a California limited partnership


                                        Del Taco, Inc.
                                        General Partner



Date March 07, 1999                     Kevin K. Moriarty
     --------------                     -----------------
                                        Kevin K. Moriarty
                                        Director, Chairman and Chief
                                        Executive Officer



Date March 07, 1999                     Michael L. Annis
     --------------                     ----------------
                                        Michael L. Annis
                                        Vice President, Secretary and
                                        General Counsel




Date March 07, 1999                     Robert J. Terrano
     --------------                     -----------------
                                        Robert J. Terrano
                                        Executive Vice President and
                                        Chief Financial Officer




Date March 07, 1999                     C. Douglas Mitchell
     --------------                     -------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

27.1                Financial Data Schedule