Form 10-Q
period 1999-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 1999-05-05
CIK 749153

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED, MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO          .
                               ---------    ---------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II


PART I.  FINANCIAL INFORMATION                                                          PAGE NUMBER
                                                                                       -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 1999 (Unaudited) and
     December 31, 1998                                                                      3

Statements of Income for the three months ended
     March 31, 1999 and 1998 (Unaudited)                                                    4

Statements of Cash Flows for the three months ended
     March 31, 1999 and 1998 (Unaudited)                                                    5

Notes to Financial Statements                                                               6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                      8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                   10


SIGNATURES                                                                                  11

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS


                                                                 MARCH 31,         December 31
                                                                  1999                 1998
                                                                -----------         -----------
                                                                (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                          $   117,499         $   134,928
  Receivable from General Partner (Note 4)                           40,349              42,415
  Deposits                                                            1,364               1,468
                                                                -----------         -----------
    Total current assets                                            159,212             178,811
                                                                -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:
  Land and improvements                                           1,806,006           1,806,006
  Buildings and improvements                                      1,238,879           1,238,879
  Machinery and equipment                                           898,950             898,950
                                                                -----------         -----------
                                                                  3,943,835           3,943,835
  Less--accumulated depreciation                                  1,557,996           1,544,451
                                                                -----------         -----------
                                                                  2,385,839           2,399,384
                                                                -----------         -----------
                                                                $ 2,545,051         $ 2,578,195
                                                                ===========         ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Payable to Limited Partners                                   $    13,082         $    12,099
  Accounts Payable                                                    9,393               5,434
                                                                -----------         -----------
    Total current liabilities                                        22,475              17,533
                                                                -----------         -----------

PARTNERS' EQUITY:
  Limited Partners                                                2,546,400           2,584,106
  General Partner-Del Taco, Inc.                                    (23,824)            (23,444)
                                                                -----------         -----------
                                                                  2,522,576           2,560,662
                                                                -----------         -----------
                                                                $ 2,545,051         $ 2,578,195
                                                                ===========         ===========




                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                       THREE MONTHS ENDED
                                             MARCH 31
                                      1999            1998
                                    --------        --------

REVENUES:
  Rent (Notes 3 and 4)              $114,200        $108,428
  Interest                               865             469
  Other                                  525             526
                                    --------        --------
                                     115,590         109,423
                                    --------        --------

EXPENSES:
  General and administrative          22,303          21,877
  Depreciation                        13,545          13,545
                                    --------        --------
                                      35,848          35,422
                                    --------        --------
Net income                          $ 79,742        $ 74,001
                                    ========        ========

Net income per limited
  partnership unit (Note 2)         $   2.92        $   2.71
                                    ========        ========






                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                          1999              1998
                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                            $  79,742         $  74,001
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                          13,545            13,545
    Decrease (increase) in receivable from
      General Partner                                      2,066              (712)
    Decrease in deposits                                     104                --
    Increase (decrease) in accounts payable and
      payable to limited partners                          4,942            (4,783)
                                                       ---------         ---------

      Net cash provided by operating activities          100,399            82,051

CASH FLOWS FROM FINANCING ACTIVITIES:

 Cash distributions to partners                         (117,828)         (108,079)
                                                       ---------         ---------

Net decrease in cash                                     (17,429)          (26,028)

Beginning cash balance                                   134,928           119,687
                                                       ---------         ---------

Ending cash balance                                    $ 117,499         $  93,659
                                                       =========         =========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 1999, the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998 have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 1999 and 1998.

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

                        DEL TACO RESTAURANT PROPERTIES II

                                 MARCH 31, 1999


NOTE 3 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases.

For the three months ended March 31, 1999, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $951,665 and net income of $60,744 as compared to $903,568 and $39,999 respectively, for the corresponding period in 1998. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.


NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 10, 1999.

Del Taco, Inc. serves in the capacity of general partner in other partnerships which are engaged in the business of operating restaurants and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

In addition, see Note 5 with respect to certain distributions to the General Partner.

NOTE 5 - DISTRIBUTIONS

On April 8, 1999, a distribution to the limited partners of $98,423 or approximately $3.64 per limited partnership unit, was approved. Such distribution was paid on April 24, 1999. The General Partner also received a distribution of $994 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:


                                                THREE MONTHS ENDED MARCH 31
                                                    1999            1998
                                                  --------        --------

Bear Valley Rd., Victorville, CA                  $ 21,928        $ 21,502

West Valley Blvd., Colton, CA                       24,738          22,644

Palmdale Blvd., Palmdale, CA                        19,712          18,967

DeAnza Country Shopping Center, Pedley, CA          15,747          14,663

Varner Road, Thousand Palms, CA                     32,075          30,652
                                                  --------        --------

                                    Total         $114,200        $108,428
                                                  ========        ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $114,200 during the three month period ended March 31, 1999, which represents an increase of $5,772 from 1998. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                                                   Percentage of Total
                                             General & Administrative Expense
                                             --------------------------------
                                                     Three Months Ended
                                                          March 31
                                                     1999          1998
                                                     -----         ----

Accounting fees                                     66.36%        65.37%
Distribution of
  information to
  limited partners                                  33.64         34.63
                                                   ------        ------

                                                   100.00%       100.00%
                                                   ======        ======


General and administrative costs increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation.

Net income increased by $5,741 from 1998 to 1999 due to the increase in revenues of $6,167, which was partially offset by the $426 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 1999.

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

                                   DEL TACO RESTAURANT PROPERTIES II
                                   (a California limited partnership)
                                   Registrant

                                   Del Taco, Inc.
                                   General Partner



Date:  April 30, 1999              /s/ Robert J. Terrano
                                   ---------------------------
                                   Robert J. Terrano
                                   Executive Vice President,
                                   Chief Financial Officer


Date:  April 30, 1999              /s/ C. Douglas Mitchell
                                   ---------------------------
                                   C. Douglas Mitchell
                                   Vice President and Corporate
                                   Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27                    Financial Data Schedule