Form 10-Q
period 1999-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 1999-08-06
CIK 749153

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark one)

        [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION                                        PAGE NUMBER
-----------------------------                                        -----------
Item 1. Financial Statements and Supplementary Data

Balance Sheets at June 30, 1999 (Unaudited) and
     December 31, 1998                                                    3

Statements of Income for the three and six months ended
     June 30, 1999 and 1998 (Unaudited)                                   4

Statements of Cash Flows for the six months ended
     June 30, 1999 and 1998 (Unaudited)                                   5

Notes to Financial Statements                                             6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                               11

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS



                                                    JUNE 30,         DECEMBER 31,
                                                      1999               1998
                                                  ------------       ------------
                                                  (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
    Cash                                          $    124,994       $    134,928
    Receivable from General Partner (Note 4)            41,038             42,415
    Deposits                                             1,215              1,468
                                                  ------------       ------------
        Total current assets                           167,247            178,811
                                                  ------------       ------------
PROPERTY AND EQUIPMENT, AT COST:
    Land and improvements                            1,806,006          1,806,006
    Buildings and improvements                       1,238,879          1,238,879
    Machinery and equipment                            898,950            898,950
                                                  ------------       ------------
                                                     3,943,835          3,943,835
    Less--accumulated depreciation                   1,571,541          1,544,451
                                                  ------------       ------------
                                                     2,372,294          2,399,384
                                                  ------------       ------------
                                                  $  2,539,541       $  2,578,195
                                                  ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Payable to Limited Partners                   $     13,842       $     12,099
    Accounts payable                                     4,880              5,434
                                                  ------------       ------------
        Total current liabilities                       18,722             17,533
                                                  ------------       ------------
PARTNERS' EQUITY:
    Limited Partners                                 2,544,661          2,584,106
    General Partner-Del Taco, Inc.                     (23,842)           (23,444)
                                                  ------------       ------------
                                                     2,520,819          2,560,662
                                                  ------------       ------------
                                                  $  2,539,541       $  2,578,195
                                                  ============       ============

                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                      ----------------------      ----------------------
                                        1999          1998          1999          1998
                                      --------      --------      --------      --------
REVENUES:
     Rent (Notes 3 and 4)             $121,512      $121,761      $235,711      $230,189
     Interest                              770           317         1,636           787
     Other                                 925           425         1,450           950
                                      --------      --------      --------      --------
                                       123,207       122,503       238,797       231,926
                                      --------      --------      --------      --------
EXPENSES:
     General and administrative         11,501        11,612        33,804        33,490
     Depreciation                       13,545        13,545        27,090        27,090
                                      --------      --------      --------      --------
                                        25,046        25,157        60,894        60,580
                                      --------      --------      --------      --------
         Net income                   $ 98,161      $ 97,346      $177,903      $171,346
                                      ========      ========      ========      ========
     Net income per limited
       partnership unit (Note 2)      $   3.60      $   3.57      $   6.52      $   6.28
                                      ========      ========      ========      ========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            ---------------------------
                                                               1999             1998
                                                            ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $  177,903       $  171,346
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                               27,090           27,090
     Decrease (increase) in receivable from
        General Partner                                          1,377           (2,670)
     Decrease (increase) in deposits                               253           (1,406)
     Increase in accounts payable and
        payable to limited partners                              1,190            1,197
                                                            ----------       ----------
             Net cash provided by operating activities         207,813          195,557

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                (217,747)        (190,130)
                                                            ----------       ----------
Net (decrease) increase in cash                                 (9,934)           5,427

Beginning cash balance                                         134,928          119,687
                                                            ----------       ----------
Ending cash balance                                         $  124,994       $  125,114
                                                            ==========       ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 1999, the results of operations and cash flows for the six month periods ended June 30, 1999 and 1998 have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                                  JUNE 30, 1999

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

For the three months ended June 30, 1999, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,012,599 and net income of $39,608 as compared to $1,014,674 and $65,788 respectively, for the corresponding period in 1998. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 1999, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,964,264 and net income of $100,352 as compared to $1,918,242 and $105,787 respectively, for the corresponding period in 1998.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 13, 1999.

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

NOTE 5 - DISTRIBUTIONS

On July 13, 1999, a distribution to the limited partners of $105,515 or approximately $3.90 per limited partnership unit, was approved. Such distribution was paid on July 24, 1999. The General Partner also received a distribution of $1,066 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30                     JUNE 30
                                                ----------------------      ----------------------
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------
Bear Valley Rd., Victorville, CA                $ 23,186      $ 23,772      $ 45,114      $ 45,273
West Valley Blvd., Colton, CA                     27,963        25,506        52,701        48,150
Palmdale Blvd., Palmdale, CA                      20,171        20,262        39,883        39,229
DeAnza Country Shopping Center, Pedley, CA        16,414        16,145        32,162        30,808
Varner Road, Thousand Palms, CA                   33,778        36,076        65,851        66,729
                                                --------      --------      --------      --------
          Total                                 $121,512      $121,761      $235,711      $230,189
                                                ========      ========      ========      ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $121,512 during the three month period ended June 30, 1999, which represents a decrease of $249 from 1998. The partnership earned rental revenue of $235,711 during the six month period ended June 30, 1999, which represents an increase of $5,522 from 1998. The changes in rental revenues were caused by a slight decrease in sales at the restaurants under lease for the three months ended June 30, 1999 and an increase in sales for the six months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                               Percentage of Total
                        General & Administrative Expense

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                            1999          1998
                                                           ------        ------
Accounting fees                                             63.99%        64.66%
Distribution of
  information to
  limited partners                                          36.01         35.34
                                                           ------        ------
                                                           100.00%       100.00%
                                                           ======        ======

General and administrative costs for the six month period ended June 30, increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation.

For the three month period ended June 30, 1999, net income increased by $815 from 1998 to 1999 due to the increase in revenues of $704 and the $111 decrease in general and administrative expenses. For the six month period ended June 30, 1999, net income increased by $6,557 from 1998 to 1999 due to the increase in revenues of $6,871, which was partially offset by the $314 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27 -- Financial Data Schedule

(b) No reports on Form 8-K were filed during the six months ended June 30, 1999.

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

                                       DEL TACO RESTAURANT PROPERTIES II
                                       (a California limited partnership)
                                       Registrant

                                       Del Taco, Inc.
                                       General Partner


Date: July 30, 1999                    /s/ Robert J. Terrano
                                       ----------------------------------------
                                       Robert J. Terrano
                                       Executive Vice President,
                                       Chief Financial Officer


Date: July 30, 1999                    /s/ C. Douglas Mitchell
                                       ----------------------------------------
                                       C. Douglas Mitchell
                                       Vice President and Corporate Controller

                                 EXHIBIT INDEX

Exhibit
Number               Description
-------              -----------
   27                Financial Data Schedule