Form 10-Q
period 1999-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 1999-11-02
CIK 749153

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

FOR THE QUARTERLY PERIOD ENDED                 SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________________ TO
 _____________________  .

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO  __

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II


PART I. FINANCIAL INFORMATION                                        PAGE NUMBER
-----------------------------                                        -----------


Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 1999 (Unaudited) and
     December 31, 1998                                                     3

Statements of Income for the three and nine months ended
     September 30, 1999 and 1998 (Unaudited)                               4

Statements of Cash Flows for the nine months ended
     September 30, 1999 and 1998 (Unaudited)                               5

Notes to Financial Statements                                              6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                 11

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS


                                                     SEPTEMBER 30,       December 31,
                                                         1999                1998
                                                     -------------       ------------
                                                     (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash                                            $   140,497         $   134,928
     Receivable from General Partner (Note 4)             40,934              42,415
     Deposits                                              1,108               1,468
                                                     -----------         -----------
        Total current assets                             182,539             178,811
                                                     -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                             1,806,006           1,806,006
     Buildings and improvements                        1,238,879           1,238,879
     Machinery and equipment                             898,950             898,950
                                                     -----------         -----------
                                                       3,943,835           3,943,835
     Less--accumulated depreciation                    1,585,086           1,544,451
                                                     -----------         -----------
                                                       2,358,749           2,399,384
                                                     -----------         -----------

                                                     $ 2,541,288         $ 2,578,195
                                                     ===========         ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners                     $    13,757         $    12,099
     Accounts payable                                      5,227               5,434
                                                     -----------         -----------
        Total current liabilities                         18,984              17,533
                                                     -----------         -----------

PARTNERS' EQUITY:
     Limited Partners                                  2,546,132           2,584,106
     General Partner-Del Taco, Inc.                      (23,828)            (23,444)
                                                     -----------         -----------
                                                       2,522,304           2,560,662
                                                     -----------         -----------

                                                     $ 2,541,288         $ 2,578,195
                                                     ===========         ===========



                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                         1999          1998          1999          1998
                                       --------      --------      --------      --------
REVENUES:
     Rent (Notes 3 and 4)              $128,625      $127,142      $364,337      $357,330
     Interest                               934           870         2,570         1,658
     Other                                  750         1,225         2,200         2,175
                                       --------      --------      --------      --------
                                        130,309       129,237       369,107       361,163
                                       --------      --------      --------      --------

EXPENSES:
     General and administrative           8,699         8,602        42,503        42,093
     Depreciation                        13,545        13,545        40,635        40,635
                                       --------      --------      --------      --------
                                         22,244        22,147        83,138        82,728
                                       --------      --------      --------      --------

        Net income                     $108,065      $107,090      $285,969      $278,435
                                       ========      ========      ========      ========

     Net income per limited
        partnership unit (Note 2)      $   3.96      $   3.93      $  10.48      $  10.21
                                       ========      ========      ========      ========



                   The accompanying notes are an integral part
                         of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   1999            1998
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $ 285,969       $ 278,435
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                   40,635          40,635
     Decrease (increase) in receivable from General Partner          1,481          (1,251)
     Decrease (increase) in deposits                                   360            (937)
     Increase in accounts payable and payable
        to limited partners                                          1,452             806
                                                                 ---------       ---------

           Net cash provided by operating activities               329,897         317,688


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                    (324,328)       (293,734)
                                                                 ---------       ---------

Net increase in cash                                                 5,569          23,954

Beginning cash balance                                             134,928         119,687
                                                                 ---------       ---------

Ending cash balance                                              $ 140,497       $ 143,641
                                                                 =========       =========



                   The accompanying notes are an integral part
                         of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 1999, the results of operations and cash flows for the nine month periods ended September 30, 1999 and 1998 have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                               SEPTEMBER 30, 1999


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

For the three months ended September 30, 1999, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,071,879 and net income of $69,381 as compared to $1,059,512 and $80,355 respectively, for the corresponding period in 1998. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the nine months ended September 30, 1999, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,036,143 and net income of $169,733 as compared to $2,977,753 and $186,142 respectively, for the corresponding period in 1998.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 13, 1999.

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

NOTE 5 - DISTRIBUTIONS

On October 12, 1999, a distribution to the limited partners of $120,523 or approximately $4.46 per limited partnership unit, was approved. Such distribution was paid on October 19, 1999. The General Partner also received a distribution of $1,217 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------
Bear Valley Rd., Victorville, CA                $ 25,291      $ 25,471      $ 70,406      $ 70,744

West Valley Blvd., Colton, CA                     30,495        28,092        83,195        76,241

Palmdale Blvd., Palmdale, CA                      20,820        21,980        60,703        61,210

DeAnza Country Shopping Center, Pedley, CA        18,541        17,047        50,703        47,855

Varner Road, Thousand Palms, CA                   33,478        34,552        99,330       101,280
                                                --------      --------      --------      --------

        Total                                   $128,625      $127,142      $364,337      $357,330
                                                ========      ========      ========      ========



The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $128,625 during the three month period ended September 30, 1999, which represents an increase of $1,483 from 1998. The partnership earned rental revenue of $364,337 during the nine month period ended September 30, 1999, which represents an increase of $7,007 from 1998. The changes in rental revenue between 1998 and 1999 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                                                      Percentage of Total
                                                General & Administrative Expense
                                                --------------------------------

                                                     Nine Months Ended
                                                        September 30,
                                                    1999             1998
                                                  -------          -------
Accounting fees                                     53.72%           57.23%
Distribution of
  information to
  limited partners                                  46.28            42.77
                                                  -------          -------

                                                   100.00%          100.00%
                                                  =======          =======


General and administrative costs for the nine month period ended September 30, increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation.

For the three month period ended September 30, 1999, net income increased by $975 from 1998 to 1999 due to the increase in revenues of $1,072 which was partially offset by the $97 increase in general and administrative expenses. For the nine month period ended September 30, 1999, net income increased by $7,534 from 1998 to 1999 due to the increase in revenues of $7,944 which was partially offset by the $410 increase in general and administrative expenses.

The General Partner does not believe the operations of the partnership will be significantly impacted by the year 2000 software issue and does not believe the year 2000 software issue will materially effect the partnerships operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 1999.

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

                                        DEL TACO RESTAURANT PROPERTIES II
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date:  October 29, 1999                 /s/ Robert J. Terrano
                                        ---------------------------
                                        Robert J. Terrano
                                        Executive Vice President,
                                        Chief Financial Officer


Date:  October 29, 1999                 /s/ C. Douglas Mitchell
                                        ---------------------------
                                        C. Douglas Mitchell
                                        Vice President and Corporate
                                        Controller

                                 EXHIBIT INDEX



        27   Financial Data Schedule