Form 10-K
period 1999-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2000-03-14
CIK 749153

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from __________ to __________

                           COMMISSION FILE NO. 2-92121

                        DEL TACO RESTAURANT PROPERTIES II
                       (A California limited partnership)
               (Exact name of registrant specified in its charter)

                 CALIFORNIA                                  33-0064245
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                 organization)                         Identification Number)

            23041 AVENIDA DE LA CARLOTA
              LAGUNA HILLS, CALIFORNIA                             92653
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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco, Inc. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 1999, the partnership had a total of five properties leased to Del Taco.

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

ITEM 2. PROPERTIES

The partnership acquired seven properties with proceeds obtained from the sale of partnership units:


                                          Date of                  Restaurant            Date of Commencement
Address               City, State         Acquisition              Constructed           of Operation(1)
-------               ---------------     ----------------         ------------------    --------------------
Bear Valley Road      Victorville, CA     February 4, 1986         60 seat with drive    June 13, 1986
                                                                   through service
                                                                   window
West Valley           Colton, CA          March 11, 1986           60 seat with drive    June 24, 1986
Boulevard                                                          through service
                                                                   window
Palmdale Boulevard    Palmdale, CA        December 12, 1986        60 seat with drive    May 7, 1987
                                                                   through service
                                                                   window
South Gate Town       South Gate, CA      January 28, 1987         60 seat with drive    May 28, 1987(2)
Center                                                             through service
                                                                   window
Main Avenue           Fallbrook, CA       March 10, 1987           60 seat with drive    August 19, 1987(3)
                                                                   through service
                                                                   window
De Anza Country       Pedley, CA          April 13, 1987           60 seat with drive    October 28, 1987
Shopping Center                                                    through service
                                                                   window
Varner Road           Thousand Palms, CA  October 14, 1987         60 seat with drive    April 28, 1988
                                                                   through service
                                                                   window

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 1,209 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                         For the Year Ended December 31,

                             1999             1998             1997             1996             1995
                         ----------       ----------       ----------       ----------       ----------
Rental revenue           $  488,519       $  481,219       $  448,625       $  431,906       $  439,055

Interest and
  other income                5,282            5,149            5,523            2,810            2,799

Net income                  387,894          380,601          315,041          239,807          250,634

Net income
  per limited
  partnership
  unit(1)                     14.22            13.95            11.55             8.79             9.19

Cash distributions
  per limited
  partnership unit            16.35            15.35            14.92            13.85            14.89

Total assets              2,526,820        2,578,195        2,612,583        2,698,704        2,833,273

Long-term
  obligations                  None             None             None             None             None


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

The following table sets forth rental revenue earned by restaurant for the year:



                                                        Year Ended December 31,
                                                   1999           1998            1997
                                                 --------       --------       --------
Bear Valley Rd., Victorville, CA                 $ 94,094       $ 96,067       $ 88,858

West Valley Blvd., Colton, CA
                                                  112,182        103,013         95,315

Palmdale Blvd., Palmdale, CA
                                                   80,472         83,284         88,048

DeAnza Country Shopping Center, Pedley, CA
                                                   69,307         64,971         55,595

Varner Road, Thousand Palms, CA
                                                  132,464        133,884        120,809
                                                 --------       --------       --------
          Total                                  $488,519       $481,219       $448,625
                                                 ========       ========       ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $488,519 during the year ended December 31, 1999, which represents an increase of $7,300 from 1998. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table breaks down general and administrative expenses by type of expense:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                               Year Ended December 31,
                           1999          1998          1997
                          ------        ------        ------
Accounting fees            57.67%        56.39%        56.02%
Distribution of
   information to
   limited partners        40.78         42.06         42.37
Other                       1.55          1.55          1.61
                          ------        ------        ------
                          100.00%       100.00%       100.00%
                          ======        ======        ======

Certain reclassifications have been made to the 1998 and 1997 amounts in the table above to conform to the current year presentation.

General and administrative costs increased from 1998 to 1999 due to increased costs for accounting and income tax return preparation. Depreciation expense was the same in both 1998 and 1999.

Net income increased by $7,293 from 1998 to 1999 due to the increase in revenues of $7,433 offset by the $140 increase in general and administrative expenses.

ITEM 8. FINANCIAL STATEMENTS

PART I. INFORMATION

                                    INDEX                                                    PAGE NUMBER
                                    -----                                                    -----------

Report of Independent Public Accountants                                                         9

Balance Sheets at December 31, 1999 and 1998                                                    10

Statements of Income for the years ended
  December 31, 1999, 1998 and 1997                                                              11

Statement of Changes in Partners' Equity for
  the three years ended December 31, 1999                                                       12

Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                                                              13

Notes to Financial Statements                                                                14-17

                        [ARTHUR ANDERSON LLP LETTERHEAD]


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Del Taco Restaurant Properties, II:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP


Orange County, California
March 1, 2000

                        DEL TACO RESTAURANT PROPERTIES II
                                 BALANCE SHEETS

                                                                        December 31,
                                                                  1999               1998
                                                              -----------        -----------
                                     ASSETS
CURRENT ASSETS:
     Cash                                                     $   139,292        $   134,928
     Receivable from Del Taco, Inc.                                41,324             42,415
     Deposits                                                       1,000              1,468
                                                              -----------        -----------
        Total current assets                                      181,616            178,811
                                                              -----------        -----------

PROPERTY AND EQUIPMENT, at cost:
     Land and improvements                                      1,806,006          1,806,006
     Buildings and improvements                                 1,238,879          1,238,879
     Machinery and equipment                                      898,950            898,950
                                                              -----------        -----------
                                                                3,943,835          3,943,835
     Less--accumulated depreciation                             1,598,631          1,544,451
                                                              -----------        -----------
                                                                2,345,204          2,399,384
                                                              -----------        -----------

                                                              $ 2,526,820        $ 2,578,195
                                                              ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
     Payable to limited partners                              $    15,666        $    12,099
     Accounts payable                                               8,666              5,434
                                                              -----------        -----------
        Total current liabilities                                  24,332             17,533
                                                              -----------        -----------

PARTNERS' EQUITY:
     Limited partners                                           2,526,513          2,584,106
     General Partner-Del Taco, Inc.                               (24,025)           (23,444)
                                                              -----------        -----------
                                                                2,502,488          2,560,662
                                                              -----------        -----------

                                                              $ 2,526,820        $ 2,578,195
                                                              ===========        ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME


                                               Year Ended December 31,
                                        1999           1998           1997
                                      --------       --------       --------
REVENUES:
     Rent                             $488,519       $481,219       $448,625
     Interest                            2,882          2,424          2,848
     Other                               2,400          2,725          2,675
                                      --------       --------       --------
                                       493,801        486,368        454,148
                                      --------       --------       --------

EXPENSES:
     General and administrative         51,727         51,587         49,595
     Depreciation                       54,180         54,180         89,512
                                      --------       --------       --------
                                       105,907        105,767        139,107
                                      --------       --------       --------

        Net income                    $387,894       $380,601       $315,041
                                      ========       ========       ========

     Net income per limited
        partnership unit              $  14.22       $  13.95       $  11.55
                                      ========       ========       ========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1999


                                        Limited Partners
                                 ------------------------------          General
                                    Units             Amount             Partner             Total
                                 -----------        -----------        -----------        -----------
Balance, December 31, 1996            27,006       $ 2,712,800        $   (22,143)       $ 2,690,657

   Net income                             --           311,891              3,150            315,041

   Cash distributions                     --          (403,017)            (4,071)          (407,088)
                                 -----------       -----------        -----------        -----------

Balance, December 31, 1997            27,006         2,621,674            (23,064)         2,598,610

   Net income                             --           376,795              3,806            380,601

   Cash distributions                     --          (414,363)            (4,186)          (418,549)
                                 -----------       -----------        -----------        -----------

Balance, December 31, 1998            27,006         2,584,106            (23,444)         2,560,662

   Net income                             --           384,015              3,879            387,894

   Cash distributions                     --          (441,608)            (4,460)          (446,068)
                                 -----------       -----------        -----------        -----------

Balance, December 31, 1999            27,006       $ 2,526,513        $   (24,025)       $ 2,502,488
                                 ===========       ===========        ===========        ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                                  -------------------------------------------
                                                                    1999             1998             1997
                                                                  ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $ 387,894        $ 380,601        $ 315,041
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                    54,180           54,180           89,512
     Increase in payable to limited partners                          3,567            5,491            1,561
     Decrease (increase) in receivable from General Partner           1,091           (4,083)          (1,061)
     Increase (decrease) in accounts payable                          3,232           (1,931)           4,365
     Decrease (increase) in deposits                                    468             (468)              --
                                                                  ---------        ---------        ---------

           Net cash provided by operating activities                450,432          433,790          409,418

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                     (446,068)        (418,549)        (407,088)
                                                                  ---------        ---------        ---------

NET INCREASE IN CASH                                                  4,364           15,241            2,330

BEGINNING CASH BALANCE                                              134,928          119,687          117,357
                                                                  ---------        ---------        ---------

ENDING CASH BALANCE                                               $ 139,292        $ 134,928        $ 119,687
                                                                  =========        =========        =========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         (Continued)

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

NOTE 3 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of five properties leased as of December 31, 1999, 1998 and 1997.

The five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $4,070,994, $4,010,160 and $3,738,542 and unaudited net income of $235,387, $262,790 and $194,001 for the years ended December 31, 1999, 1998 and 1997, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999

NOTE 4 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 1999. The rent receivable was collected on January 17, 2000.

The General Partner received $4,460 in distributions during 1999 relating to its one percent interest in the partnership.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

NOTE 5 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                            1999           1998           1997
                                          --------       --------       --------
Net income per financial statements       $387,894       $380,601       $315,042
Excess book depreciation
                                             8,511          8,241         43,573
                                          --------       --------       --------

Taxable income                            $396,405       $388,842       $358,615
                                          ========       ========       ========

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 1999, is as follows:

Partners' equity per financial
  statements                                 $2,502,488

Issue costs of limited partnership
  units capitalized for tax purposes            986,745

Excess book depreciation                         26,541

Writedown of Real Estate held for Sale          161,963

Other                                             5,465
                                             ----------
Net worth for tax purposes                   $3,683,202
                                             ==========

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1999

NOTE 6 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners were as follows:

                                     Cash                  Weighted          Number of Units
                                 Distributions           Average Number       Outstanding at
                                  Per Limited              of Units            the End of
                                Partnership Unit          Outstanding            Quarter
                              -------------------       --------------     ----------------
Quarter Ended
December 31, 1996                   $    3.82               27,006               27,006
March 31, 1997                           3.38               27,006               27,006
June 30, 1997                            3.54               27,006               27,006
September 30, 1997                       4.18               27,006               27,006
                                    ---------
   Total paid in 1997               $   14.92
                                    =========

December 31, 1997                   $    3.96               27,006               27,006
March 31, 1998                           3.01               27,006               27,006
June 30, 1998                            3.80               27,006               27,006
September 30, 1998                       4.58               27,006               27,006
                                    ---------
   Total paid in 1998               $   15.35
                                    =========

December 31, 1998                   $    4.34               27,006               27,006
March 31, 1999                           3.64               27,006               27,006
June 30, 1999                            3.91               27,006               27,006
September 30, 1999                       4.46               27,006               27,006
                                    ---------
   Total paid in 1999               $   16.35
                                    =========

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 1999 amounted to $4.35 per limited partnership unit and were paid January 28, 2000.

                                    PART III


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name                         Title                                                                Age
----                         -----                                                                ---
Kevin K. Moriarty            Director, Chairman and Chief Executive Officer                        53

C. Ronald Petty              President                                                             55

Paul W. Hitzelberger         Executive Vice President, Brand Strategy and
                               Franchise Relations/Development                                     55

Robert Terrano               Executive Vice President and
                               Chief Financial Officer                                             44

James D. Stoops              Executive Vice President, Operations                                  47

Janet D. Simmons             Senior Vice President, Purchasing                                     43

Michael L. Annis             Vice President, Secretary and General Counsel                         53

C. Douglas Mitchell          Vice President and Corporate Controller                               49

Timothy A. Hackbardt         Vice President, Marketing                                             36

Shirlene Lopez               Vice President, Corporate Development                                 35

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2000.

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

Paul W. Hitzelberger, Executive Vice President, Brand Strategy and Franchise Relations/Development of Del Taco, Inc. He was appointed to his current position in December 1995. Mr. Hitzelberger has responsibility for franchise development, relations and training. He also oversees public relations and training for the corporation. From 1991 to 1995, Mr. Hitzelberger was Executive Vice President, Marketing of Del Taco, Inc. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 1999. Prior to then, since November of 1995, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

Shirlene Lopez, Vice President, Corporate Development & Design of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design. Ms. Lopez has held her current position since August 1997.

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

        During 1999, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

        (1) The General Partner earned $3,879 as its one percent share of the net income of the partnership.

        (2) The General Partner received $4,460 in distributions relating to its one percent interest in the partnership.

(b) During 1999, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 1999 for any amount in excess of $60,000.

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

(b)     No reports on Form 8-K were filed during the last quarter of 1999.

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

                DEL TACO RESTAURANT PROPERTIES II - SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                                    Cost capitalized         Gross amount at
                                              Initial cost                            subsequent to         which carried at
                                               to company                              acquisition           close of period
                                             --------------------------------------------------------------------------------
                                                  Land            Buildings &                               Land, buildings &
    Description                                  & land             Improve-            Carrying              improvements
 (All Restaurants)         Encumbrances       improvements           ments                costs                   Total
-----------------------------------------------------------------------------------------------------------------------------
Victorville,  CA            $    --          $   327,770         $   224,843              $  --               $   552,613
Colton, CA                       --              262,661             180,179                 --                   442,840
Palmdale, CA                     --              404,791             277,677                 --                   682,468
Pedley, CA                       --              364,334             249,925                 --                   614,259
Thousand Palms, CA               --              446,450             306,255                 --                   752,705
                          ---------------------------------------------------------------------------------------------------
                            $    --          $ 1,806,006         $ 1,238,879              $  --               $ 3,044,885
                          ===================================================================================================

                                                                         Life on which
                                                                    depreciation in latest
    Description           Accumulated         Date of       Date       income statement
 (All Restaurants)        depreciation     construction   acquired        is computed
-------------------------------------------------------------------------------------------
Victorville,  CA          $  126,984            1986         1986       20 (LI), 35 (BI)
Colton, CA                   101,760            1986         1986       20 (LI), 35 (BI)
Palmdale, CA                 156,824            1986         1986       20 (LI), 35 (BI)
Pedley, CA                   141,150            1987         1987       20 (LI), 35 (BI)
Thousand Palms, CA           172,962            1987         1987       20 (LI), 35 (BI)
                         -----------
                           $ 699,680
                         ===========

                                                          Accumulated
                                         Restaurants      depreciation
                                         -----------      ------------
Balances at December 31, 1996:            $3,044,885       $  537,140
   Acquisitions                                   --           54,180
   Sales                                          --               --
                                          ----------       ----------
Balances at December 31, 1997:             3,044,885          591,320
   Acquisitions                                   --           54,180
   Sales                                          --               --
                                          ----------       ----------
Balances at December 31, 1998:             3,044,885          645,500
   Acquisitions                                   --           54,180
   Sales                                          --               --
                                          ----------       ----------
Balances at December 31, 1999:            $3,044,885       $  699,680
                                          ==========       ==========

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

                                       DEL TACO RESTAURANT PROPERTIES II
                                       a California limited partnership

                                       Del Taco, Inc.
                                       General Partner

Date March 07, 2000                    Kevin K. Moriarty
     --------------                    -----------------------------------
                                       Kevin K. Moriarty
                                       Director, Chairman and Chief
                                       Executive Officer

Date March 07, 2000                    Michael L. Annis
     --------------                    -----------------------------------
                                       Michael L. Annis
                                       Vice President, Secretary and
                                       General Counsel

Date March 07, 2000                    Robert J. Terrano
     --------------                    -----------------------------------
                                       Robert J. Terrano
                                       Executive Vice President and
                                       Chief Financial Officer

Date March 07, 2000                    C. Douglas Mitchell
     --------------                    -----------------------------------
                                       C. Douglas Mitchell
                                       Vice President and Corporate
                                       Controller

                                    EXHIBIT
                                     INDEX

EXHIBIT         DESCRIPTION
-------         -----------
  27            Financial Data Schedule