Form 10-Q
period 2000-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2000-05-12
CIK 749153

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II


PART I. FINANCIAL INFORMATION                                  PAGE NUMBER


Item 1.  Financial Statements and Supplementary Data

Balance Sheets at March 31, 2000 (Unaudited) and
     December 31, 1999                                             3

Statements of Income for the three months ended
     March 31, 2000 and 1999 (Unaudited)                           4

Statements of Cash Flows for the three months ended
     March 31, 2000 and 1999 (Unaudited)                           5

Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                        11

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS


                                            MARCH 31,         December 31,
                                              2000               1999
                                           -----------        -----------
                                           (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash                                  $   127,324        $   139,292
     Receivable from General Partner            42,129             41,324
     Deposits                                    1,000              1,000
                                           -----------        -----------
        Total current assets                   170,453            181,616
                                           -----------        -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                   1,806,006          1,806,006
     Buildings and improvements              1,238,879          1,238,879
     Machinery and equipment                   898,950            898,950
                                           -----------        -----------
                                             3,943,835          3,943,835
     Less--accumulated depreciation          1,612,176          1,598,631
                                           -----------        -----------
                                             2,331,659          2,345,204
                                           -----------        -----------
                                           $ 2,502,112        $ 2,526,820
                                           ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners           $    16,599        $    15,666
     Accounts payable                           16,618              8,666
                                           -----------        -----------
        Total current liabilities               33,217             24,332
                                           -----------        -----------
PARTNERS' EQUITY:
     Limited Partners                        2,493,256          2,526,513
     General Partner-Del Taco, Inc.            (24,361)           (24,025)
                                           -----------        -----------
                                             2,468,895          2,502,488
                                           -----------        -----------

                                           $ 2,502,112        $ 2,526,820
                                           ===========        ===========


                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                        THREE MONTHS ENDED
                                             MARCH 31,
                                      -----------------------
                                        2000           1999
                                      --------       --------
REVENUES:
     Rent                             $120,380       $114,200
     Interest                              538            865
     Other                                 170            525
                                      --------       --------
                                       121,088        115,590
                                      --------       --------

EXPENSES:
     General and administrative         22,510         22,303
     Depreciation                       13,545         13,545
                                      --------       --------
                                        36,055         35,848
                                      --------       --------

        Net income                    $ 85,033       $ 79,742
                                      ========       ========

     Net income per limited
        partnership unit              $   3.12       $   2.92
                                      ========       ========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  --------------------------
                                                                    2000             1999
                                                                  ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $  85,033        $  79,742
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                    13,545           13,545
     (Increase) decrease in receivable from General Partner            (805)           2,066
     Decrease in deposits                                                --              104
     Increase in accounts payable and payable
        to limited partners                                           8,885            4,942
                                                                  ---------        ---------

           Net cash provided by operating activities                106,658          100,399

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                     (118,626)        (117,828)
                                                                  ---------        ---------

Net decrease in cash                                                (11,968)         (17,429)

Beginning cash balance                                              139,292          134,928
                                                                  ---------        ---------

Ending cash balance                                               $ 127,324        $ 117,499
                                                                  =========        =========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 2000, the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999 have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2000 and 1999.

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

                                 MARCH 31, 2000


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

For the three months ended March 31, 2000, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,003,171 and net income of $43,370 as compared to $951,665 and $46,195 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense (1999 combined, unaudited net income has been changed to measure net income on a consistent basis with the year 2000 presentation).

For the three months ended March 31, 2000, the Palmdale Boulevard restaurant in Palmdale, California reported a net loss of $1,166 as compared to net income of $4,337 for the corresponding period in 1999.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 10, 2000.

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

NOTE 5 - DISTRIBUTIONS

On April 13, 2000, a distribution to the limited partners of $104,669 or approximately $3.88 per limited partnership unit, was approved. Such distribution was paid on April 19, 2000. The General Partner also received a distribution of $1,057 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant:

                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------
Bear Valley Rd., Victorville, CA                 $ 22,415       $ 21,928

West Valley Blvd., Colton, CA                      28,511         24,738

Palmdale Blvd., Palmdale, CA                       18,888         19,712

DeAnza Country Shopping Center, Pedley, CA         18,032         15,747

Varner Road, Thousand Palms, CA                    32,534         32,075
                                                 --------       --------

        Total                                    $120,380       $114,200
                                                 ========       ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $120,380 during the three month period ended March 31, 2000, which represents an increase of $6,180 from 1999. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                                    Percentage of Total
                                          General &
                                   Administrative Expense
                                   ----------------------
                                     Three Months Ended
                                          March 31,
                                    --------------------
                                     2000           1999
                                    ------         ------
          Accounting fees            66.86%         66.36%
          Distribution of
            information to
            limited partners         33.14          33.64
                                    ------         ------
                                    100.00%        100.00%
                                    ======         ======

General and administrative costs increased from 1999 to 2000 due to increased costs for accounting and income tax return preparation.

Net income increased by $5,291 from 1999 to 2000 due to the increase in revenues of $5,498, which was partially offset by the $207 increase in general and administrative expenses.

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

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

                                     DEL TACO RESTAURANT PROPERTIES II
                                     (a California limited partnership)
                                     Registrant

                                     Del Taco, Inc.
                                     General Partner



Date:  May 1, 2000                   /s/ Robert J. Terrano
                                     -------------------------------------------
                                     Robert J. Terrano
                                     Executive Vice President,
                                     Chief Financial Officer


Date:  May 1, 2000                   /s/ C. Douglas Mitchell
                                     -------------------------------------------
                                     C. Douglas Mitchell
                                     Vice President and Corporate
                                     Controller

                                 EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

  27              Financial Data Schedule