Form 10-Q
period 2000-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2000-08-09
CIK 749153

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

FOR THE QUARTERLY PERIOD ENDED                   JUNE 30, 2000                 .

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II

                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Supplementary Data

         Balance Sheets at June 30, 2000 (Unaudited) and
         December 31, 1999                                                3

         Statements of Income for the three and six months ended
         June 30, 2000 and 1999 (Unaudited)                               4

         Statements of Cash Flows for the six months ended
         June 30, 2000 and 1999 (Unaudited)                               5

         Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                               11

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS

                                             JUNE 30,         December 31,
                                               2000               1999
                                           -----------        -----------
                                           (UNAUDITED)

                                ASSETS

CURRENT ASSETS:
     Cash                                  $   129,264        $   139,292
     Receivable from General Partner            45,766             41,324
     Deposits                                    1,000              1,000
                                           -----------        -----------
         Total current assets                  176,030            181,616
                                           -----------        -----------
PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                   1,806,006          1,806,006
     Buildings and improvements              1,238,879          1,238,879
     Machinery and equipment                   898,950            898,950
                                           -----------        -----------
                                             3,943,835          3,943,835
     Less--accumulated depreciation          1,625,721          1,598,631
                                           -----------        -----------
                                             2,318,114          2,345,204
                                           -----------        -----------
                                           $ 2,494,144        $ 2,526,820
                                           ===========        ===========

                 LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners           $    18,670        $    15,666
     Accounts payable                            6,433              8,666
                                           -----------        -----------
         Total current liabilities              25,103             24,332
                                           -----------        -----------
PARTNERS' EQUITY:
     Limited Partners                        2,493,400          2,526,513
     General Partner-Del Taco, Inc.            (24,359)           (24,025)
                                           -----------        -----------
                                             2,469,041          2,502,488
                                           -----------        -----------
                                           $ 2,494,144        $ 2,526,820
                                           ===========        ===========


                          The accompanying notes are an
                   integral part of these financial statements

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                    ---------------------     ---------------------
                                      2000         1999         2000         1999
                                    --------     --------     --------     --------
REVENUES:
     Rent                           $129,435     $121,512     $249,815     $235,711
     Interest                            966          770        1,504        1,636
     Other                               300          925          470        1,450
                                    --------     --------     --------     --------
                                     130,701      123,207      251,789      238,797
                                    --------     --------     --------     --------

EXPENSES:
     General and administrative       11,286       11,501       33,796       33,804
     Depreciation                     13,545       13,545       27,090       27,090
                                    --------     --------     --------     --------
                                      24,831       25,046       60,886       60,894
                                    --------     --------     --------     --------
         Net income                 $105,870     $ 98,161     $190,903     $177,903
                                    ========     ========     ========     ========
     Net income per limited
        partnership unit            $   3.88     $   3.60     $   7.00     $   6.52
                                    ========     ========     ========     ========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                   2000         1999
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $ 190,903    $ 177,903
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                  27,090       27,090
     (Increase) decrease in receivable from General Partner        (4,442)       1,377
     Decrease in deposits                                              --          253
     Increase in accounts payable and payable
        to limited partners                                           773        1,190
                                                                ---------    ---------
             Net cash provided by operating activities            214,324      207,813


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                   (224,352)    (217,747)
                                                                ---------    ---------
Net decrease in cash                                              (10,028)      (9,934)

Beginning cash balance                                            139,292      134,928
                                                                ---------    ---------
Ending cash balance                                             $ 129,264    $ 124,994
                                                                =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 2000, the results of operations and cash flows for the six month periods ended June 30, 2000 and 1999 have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                                  JUNE 30, 2000


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

For the three months ended June 30, 2000, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,078,620 and net income of $68,307 as compared to $1,012,599 and $54,157 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense (1999 combined, unaudited net income has been changed to measure net income on a consistent basis with the year 2000 presentation).

For the six months ended June 30, 2000, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $2,081,791 and net income of $111,677 as compared to $1,964,264 and $100,352 respectively, for the corresponding period in 1999.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 15, 2000.

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

NOTE 5 - DISTRIBUTIONS

On July 17, 2000, a distribution to the limited partners of $104,538 or approximately $3.87 per limited partnership unit, was approved. Such distribution was paid on July 18, 2000. The General Partner also received a distribution of $1,056 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                              --------------------    --------------------
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
Bear Valley Rd., Victorville, CA              $ 23,070    $ 23,186    $ 45,485    $ 45,114

West Valley Blvd., Colton, CA                   31,107      27,963      59,619      52,701

Palmdale Blvd., Palmdale, CA                    20,008      20,171      38,895      39,883

DeAnza Country Shopping Center, Pedley, CA      20,196      16,414      38,228      32,162

Varner Road, Thousand Palms, CA                 35,054      33,778      67,588      65,851
                                              --------    --------    --------    --------
         Total                                $129,435    $121,512    $249,815    $235,711
                                              ========    ========    ========    ========

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $129,435 during the three month period ended June 30, 2000, which represents an increase of $7,923 from 1999. The partnership earned rental revenue of $249,815 during the six month period ended June 30, 2000, which represents an increase of $14,104 from 1999. The changes in rental revenue between 1999 and 2000 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                               Percentage of Total
                        General & Administrative Expense

                                                               Six Months Ended
                                                                    June 30,
                                                              -----------------
                                                                2000      1999
                                                              ------     ------

        Accounting fees                                        61.74%     63.99%
        Distribution of information to limited partners        38.26      36.01
                                                              ------     ------
                                                              100.00%    100.00%
                                                              ======     ======

General and administrative costs for the six month period ended June 30, decreased from 1999 to 2000 due to decreased costs of distribution of information to limited partners.

For the three month period ended June 30, 2000, net income increased by $7,709 from 1999 to 2000 due to the increase in revenues of $7,494 and the $215 decrease in general and administrative expenses. For the six month period ended June 30, 2000, net income increased by $13,000 from 1999 to 2000 due to the increase in revenues of $12,992 and the $8 decrease in general and administrative expenses.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the six months ended June 30, 2000.

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

                                            DEL TACO RESTAURANT PROPERTIES II
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date: July 31, 2000                         /s/ Robert J. Terrano
                                            ----------------------------------
                                                Robert J. Terrano
                                                Executive Vice President,
                                                Chief Financial Officer


Date: July 31, 2000                         /s/ C. Douglas Mitchell
                                            ----------------------------------
                                                C. Douglas Mitchell
                                                Vice President and Corporate
                                                Controller

                                 EXHIBIT INDEX

Exhibit
Number                    Description
------                    -----------

 27.1               Financial Data Schedule