Form 10-Q
period 2000-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2000-11-07
CIK 749153

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

FOR THE QUARTERLY PERIOD ENDED                SEPTEMBER 30, 2000               .

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
                                                                           -----------
Item 1.  Financial Statements and Supplementary Data


Balance Sheets at September 30, 2000 (Unaudited) and
     December 31, 1999                                                        3

Statements of Income for the three and nine months ended
     September 30, 2000 and 1999 (Unaudited)                                  4

Statements of Cash Flows for the nine months ended
     September 30, 2000 and 1999 (Unaudited)                                  5

Notes to Financial Statements                                                 6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     10


SIGNATURES                                                                    11
----------

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        2000              1999
                                                                                    -------------     -------------
                                                                                     (UNAUDITED)
                                                       ASSETS

    CURRENT ASSETS:
         Cash                                                                        $   164,231       $   139,292
         Receivable from General Partner                                                  46,034            41,324
         Deposits                                                                          1,000             1,000
                                                                                     -----------       -----------
            Total current assets                                                         211,265           181,616
                                                                                     -----------       -----------

    PROPERTY AND EQUIPMENT, AT COST:
         Land and improvements                                                         1,806,006         1,806,006
         Buildings and improvements                                                    1,238,879         1,238,879
         Machinery and equipment                                                         898,950           898,950
                                                                                     -----------       -----------
                                                                                       3,943,835         3,943,835
         Less--accumulated depreciation                                                1,639,266         1,598,631
                                                                                     -----------       -----------
                                                                                       2,304,569         2,345,204
                                                                                     -----------       -----------

                                                                                     $ 2,515,834       $ 2,526,820
                                                                                     ===========       ===========

                                               LIABILITIES AND PARTNERS' EQUITY

    CURRENT LIABILITIES:
         Payable to Limited Partners                                                 $    19,768       $    15,666
         Accounts payable                                                                 12,703             8,666
                                                                                     -----------       -----------
            Total current liabilities                                                     32,471            24,332
                                                                                     -----------       -----------

    PARTNERS' EQUITY:
         Limited Partners                                                              2,507,579         2,526,513
         General Partner-Del Taco, Inc.                                                  (24,216)          (24,025)

                                                                                     -----------       -----------
                                                                                       2,483,363         2,502,488
                                                                                     -----------       -----------

                                                                                     $ 2,515,834       $ 2,526,820
                                                                                     ===========       ===========



                         The accompanying notes are an
                  integral part of these financial statements.

                                   DEL TACO RESTAURANT PROPERTIES II

                                         STATEMENTS OF INCOME

                                              (UNAUDITED)

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                           2000          1999          2000          1999
                                         --------      --------      --------      --------
    REVENUES:
         Rent                            $140,179      $128,625      $389,994      $364,337
         Interest                           1,401           934         2,905         2,570
         Other                                550           750         1,020         2,200
                                         --------      --------      --------      --------
                                          142,130       130,309       393,919       369,107
                                         --------      --------      --------      --------

    EXPENSES:
         General and administrative         8,669         8,699        42,465        42,503
         Depreciation                      13,545        13,545        40,635        40,635
                                         --------      --------      --------      --------
                                           22,214        22,244        83,100        83,138
                                         --------      --------      --------      --------

            Net income                   $119,916      $108,065      $310,819      $285,969
                                         ========      ========      ========      ========

         Net income per limited
            partnership unit             $   4.40      $   3.96      $  11.39      $  10.48
                                         ========      ========      ========      ========


                   The accompanying notes are an integral part
                         of these financial statements.

                                   DEL TACO RESTAURANT PROPERTIES II

                                       STATEMENTS OF CASH FLOWS

                                              (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       2000            1999
                                                                     ---------       ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                       $ 310,819       $ 285,969
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                   40,635          40,635
         (Increase) decrease in receivable from General Partner         (4,710)          1,481
         Decrease in deposits                                               --             360
         Increase in accounts payable and payable
            to limited partners                                          8,141           1,452
                                                                     ---------       ---------

               Net cash provided by operating activities               354,885         329,897


    CASH FLOWS FROM FINANCING ACTIVITIES:

    Cash distributions to partners                                    (329,946)       (324,328)
                                                                     ---------       ---------

    Net increase in cash                                                24,939           5,569

    Beginning cash balance                                             139,292         134,928
                                                                     ---------       ---------

    Ending cash balance                                              $ 164,231       $ 140,497
                                                                     =========       =========


                   The accompanying notes are an integral part
                         of these financial statements.

                       DEL TACO RESTAURANT PROPERTIES II

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at September 30, 2000, the results of operations and cash flows for the nine month periods ended September 30, 2000 and 1999 have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                               SEPTEMBER 30, 2000


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

For the three months ended September 30, 2000, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,168,160 and net income of $73,032 as compared to $1,071,879 and $69,381 respectively, for the corresponding period in 1999. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the nine months ended September 30, 2000, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,249,951 and net income of $184,709 as compared to $3,036,143 and $169,733 respectively, for the corresponding period in 1999.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 13, 2000.

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

NOTE 5 - DISTRIBUTIONS

On October 13, 2000, a distribution to the limited partners of $138,069 or approximately $5.11 per limited partnership unit, was approved. Such distribution was paid on October 18, 2000. The General Partner also received a distribution of $1,395 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                      2000          1999         2000           1999
                                                    --------      --------      --------      --------
    Bear Valley Rd., Victorville, CA                $ 25,099      $ 25,291      $ 70,585      $ 70,406

    West Valley Blvd., Colton, CA                     34,294        30,495        93,913        83,195

    Palmdale Blvd., Palmdale, CA                      22,242        20,820        61,136        60,703

    DeAnza Country Shopping Center, Pedley, CA        22,174        18,541        60,402        50,703

    Varner Road, Thousand Palms, CA                   36,370        33,478       103,958        99,330
                                                    --------      --------      --------      --------

            Total                                   $140,179      $128,625      $389,994      $364,337
                                                    ========      ========      ========      ========





The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $140,179 during the three month period ended September 30, 2000, which represents an increase of $11,554 from 1999. The partnership earned rental revenue of $389,994 during the nine month period ended September 30, 2000, which represents an increase of $25,657 from 1999. The changes in rental revenue between 2000 and 1999 are directly attributable to increases in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                                                      Percentage of Total
                                               General & Administrative Expense
                                               --------------------------------
                                                      Nine Months Ended
                                                        September 30,
                                                     2000          1999
                                                   -------       ------

Accounting fees                                     55.32%        53.72%
Distribution of
  information to
  limited partners                                  44.68         46.28
                                                   ------        ------

                                                   100.00%       100.00%
                                                   ======        ======

For the three month period ended September 30, 2000, net income increased by $11,851 from 1999 to 2000 due to the increase in revenues of $11,821 and the $30 decrease in general and administrative expenses. For the nine month period ended September 30, 2000, net income increased by $24,850 from 1999 to 2000 due to the increase in revenues of $24,812 and the $38 decrease in general and administrative expenses.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the nine months ended September 30, 2000.

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

                                            DEL TACO RESTAURANT PROPERTIES II
                                            (a California limited partnership)
                                            Registrant

                                            Del Taco, Inc.
                                            General Partner



Date:  October 31, 2000                     /s/ Robert J. Terrano
                                            ---------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  October 31, 2000                     /s/ C. Douglas Mitchell
                                            -----------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27.1         Financial Data Schedule
