Form 10-K
period 2000-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2001-03-08
CIK 749153

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco, Inc. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2000, the partnership had a total of five properties leased to Del Taco.

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

ITEM 2. PROPERTIES

The partnership acquired seven properties with proceeds obtained from the sale of partnership units:

                                                                                                   Date of
                                                   Date of             Restaurant                  Commencement
Address                    City, State             Acquisition         Constructed                 of Operation(1)
-------                    -----------             -----------         -----------                 ---------------

Bear Valley Road           Victorville, CA         February 4, 1986    60 seat with drive          June 13, 1986
                                                                       through service window

West Valley Boulevard      Colton, CA              March 11, 1986      60 seat with drive          June 24, 1986
                                                                       through service window

Palmdale Boulevard         Palmdale, CA            December 12, 1986   60 seat with drive          May 7, 1987
                                                                       through service window

South Gate Town Center     South Gate, CA          January 28, 1987    60 seat with drive          May 28, 1987 (2)
                                                                       through service window

Main Avenue                Fallbrook, CA           March 10, 1987      60 seat with drive          August 19, 1987 (3)
                                                                       through service window

De Anza Country            Pedley, CA              April 13, 1987      60 seat with drive          October 28, 1987
Shopping Center                                                        through service window

Varner Road                Thousand Palms, CA      October 14, 1987    60 seat with drive          April 28, 1988
                                                                       through service window

-----------
(1) Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 1,176 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------
                             2000              1999              1998              1997              1996
                          ----------        ----------        ----------        ----------        ----------

Rental revenue            $  527,732        $  488,519        $  481,219        $  448,625        $  431,906

Interest and other
  income                       6,070             5,282             5,149             5,523             2,810

Net income                   428,111           387,894           380,601           315,041           239,807

Net income per limited
  partnership unit(1)          15.69             14.22             13.95             11.55              8.79

Cash distributions per
  limited partnership
  unit                         17.21             16.35             15.35             14.92             13.85

Total assets               2,491,290         2,526,820         2,578,195         2,612,583         2,698,704

Long-term obligations           None              None              None              None              None

-------------
(1) The net income per limited partnership unit was calculated based upon 27,006 weighted average units outstanding for all years presented.

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

The following table sets forth rental revenue earned by restaurant for the year:

                                                    YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                 2000         1999         1998
                                               --------     --------     --------

Bear Valley Rd., Victorville, CA               $ 94,087     $ 94,094     $ 96,067

West Valley Blvd., Colton, CA                   127,129      112,182      103,013

Palmdale Blvd., Palmdale, CA                     82,874       80,472       83,284

DeAnza Country Shopping Center, Pedley, CA       82,222       69,307       64,971

Varner Road, Thousand Palms, CA                 141,420      132,464      133,884
                                               --------     --------     --------

          Total                                $527,732     $488,519     $481,219
                                               ========     ========     ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $527,732 during the year ended December 31, 2000, which represents an increase of $39,213 from 1999. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The following table breaks down general and administrative expenses by type of expense:

                  PERCENTAGE OF TOTAL GENERAL & ADMIN. EXPENSE

                                    Year Ended December 31,
                               --------------------------------
                                2000         1999         1998
                               ------       ------       ------

Accounting fees                 61.88%       57.67%       56.39%
Distribution of information
  to limited partners           36.57        40.78        42.06
Other                            1.55         1.55         1.55
                               ------       ------       ------
                               100.00%      100.00%      100.00%
                               ======       ======       ======


General and administrative costs decreased by $216 from 1999 to 2000. Depreciation expense was the same in both 1999 and 2000.

Net income increased by $40,217 from 1999 to 2000 due to the increase in revenues of $40,001 and the $216 decrease in general and administrative expenses.

ITEM 8. FINANCIAL STATEMENTS


PART I. INFORMATION


                       INDEX                                   PAGE NUMBER
                       -----                                   -----------


Report of Independent Public Accountants                              9

Balance Sheets at December 31, 2000 and 1999                         10

Statements of Income for the years ended
  December 31, 2000, 1999 and 1998                                   11

Statement of Changes in Partners' Equity for
  the three years ended December 31, 2000                            12

Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                   13

Notes to Financial Statements                                     14-17

                                                          [ARTHUR ANDERSEN LOGO]

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties, II:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cvash flows for the three years ended December 31, 2000. These financial statements and the sche3dule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP

Orange County, California
February 23, 2001

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS


                                                     DECEMBER 31,
                                           -------------------------------
                                               2000                1999
                                           -----------         -----------

                                     ASSETS

CURRENT ASSETS:
     Cash                                  $   151,501         $   139,292
     Receivable from Del Taco, Inc.             47,351              41,324
     Deposits                                    1,414               1,000
                                           -----------         -----------
         Total current assets                  200,266             181,616
                                           -----------         -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                   1,806,006           1,806,006
     Buildings and improvements              1,238,879           1,238,879
     Machinery and equipment                   898,950             898,950
                                           -----------         -----------
                                             3,943,835           3,943,835
     Less--accumulated depreciation          1,652,811           1,598,631
                                           -----------         -----------
                                             2,291,024           2,345,204
                                           -----------         -----------

                                           $ 2,491,290         $ 2,526,820
                                           ===========         ===========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to limited partners           $    18,104         $    15,666
     Accounts payable                           11,995               8,666
                                           -----------         -----------
         Total current liabilities              30,099              24,332
                                           -----------         -----------

PARTNERS' EQUITY:
     Limited partners                        2,485,629           2,526,513
     General Partner-Del Taco, Inc.            (24,438)            (24,025)
                                           -----------         -----------
                                             2,461,191           2,502,488
                                           -----------         -----------

                                           $ 2,491,290         $ 2,526,820
                                           ===========         ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME


                                                YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                         2000            1999            1998
                                       --------        --------        --------

REVENUES:
     Rent                              $527,732        $488,519        $481,219
     Interest                             4,300           2,882           2,424
     Other                                1,770           2,400           2,725
                                       --------        --------        --------
                                        533,802         493,801         486,368
                                       --------        --------        --------

EXPENSES:
     General and administrative          51,511          51,727          51,587
     Depreciation                        54,180          54,180          54,180
                                       --------        --------        --------
                                        105,691         105,907         105,767
                                       --------        --------        --------

         Net income                    $428,111        $387,894        $380,601
                                       ========        ========        ========

     Net income per limited
        partnership unit               $  15.69        $  14.22        $  13.95
                                       ========        ========        ========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 2000


                                      Limited Partners
                                  -------------------------         General
                                  Units           Amount            Partner             Total
                                  ------        -----------         --------         -----------

Balance, December 31, 1997        27,006        $ 2,621,674         $(23,064)        $ 2,598,610

   Net income                         --            376,795            3,806             380,601

   Cash distributions                 --           (414,363)          (4,186)           (418,549)
                                  ------        -----------         --------         -----------
Balance, December 31, 1998        27,006          2,584,106          (23,444)          2,560,662

   Net income                         --            384,015            3,879             387,894

   Cash distributions                 --           (441,608)          (4,460)           (446,068)
                                  ------        -----------         --------         -----------

Balance, December 31, 1999        27,006          2,526,513          (24,025)          2,502,488

   Net income                         --            423,830            4,281             428,111

   Cash distributions                 --           (464,714)          (4,694)           (469,408)
                                  ------        -----------         --------         -----------

Balance, December 31, 2000        27,006        $ 2,485,629         $(24,438)        $ 2,461,191
                                  ======        ===========         ========         ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                     2000              1999              1998
                                                                   ---------         ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $ 428,111         $ 387,894         $ 380,601
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                     54,180            54,180            54,180
     Increase in payable to limited partners                           2,438             3,567             5,491
     (Increase) decrease in receivable from General Partner           (6,027)            1,091            (4,083)
     Increase (decrease) in accounts payable                           3,329             3,232            (1,931)
     (Increase) decrease in deposits                                    (414)              468              (468)
                                                                   ---------         ---------         ---------

             Net cash provided by operating activities               481,617           450,432           433,790

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                      (469,408)         (446,068)         (418,549)
                                                                   ---------         ---------         ---------

NET INCREASE IN CASH                                                  12,209             4,364            15,241

BEGINNING CASH BALANCE                                               139,292           134,928           119,687
                                                                   ---------         ---------         ---------

ENDING CASH BALANCE                                                $ 151,501         $ 139,292         $ 134,928
                                                                   =========         =========         =========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000


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

NOTE 3 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of five properties leased as of December 31, 2000, 1999 and 1998.

The five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $4,397,769, $4,070,994 and $4,010,160 and unaudited net income of $282,604, $235,387 and $262,790 for the years ended December 31, 2000, 1999 and 1998, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000


NOTE 4 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2000. The rent receivable was collected on January 11, 2001.

The General Partner received $4,694 in distributions during 2000 relating to its one percent interest in the partnership.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

NOTE 5 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

                                             2000            1999            1998
                                           --------        --------        --------

Net income per financial statements        $428,111        $387,894        $380,601
Excess book depreciation                      8,509           8,511           8,241
                                           --------        --------        --------

Taxable income                             $436,620        $396,405        $388,842
                                           ========        ========        ========


A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2000, is as follows:

Partners' equity per financial statements                 $2,461,191

Issue costs of limited partnership
  units capitalized for tax purposes                         986,745

Excess book depreciation                                      35,048

Writedown of Real Estate held for Sale                       161,963

Other                                                          5,465
                                                          ----------

Net worth for tax purposes                                $3,650,412
                                                          ==========

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2000


NOTE 6 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners were as follows:

                                            Cash                 Weighted        Number of Units
                                      Distributions per       Average Number     Outstanding at
                                     Limited Partnership         of Units          the End of
Quarter Ended                               Unit               Outstanding          Quarter
-------------                        -------------------      --------------     ---------------

December 31, 1997                        $    3.96                 27,006            27,006
March 31, 1998                                3.01                 27,006            27,006
June 30, 1998                                 3.80                 27,006            27,006
September 30, 1998                            4.58                 27,006            27,006
                                         ---------
   Total paid in 1998                    $   15.35
                                         =========

December 31, 1998                        $    4.34                 27,006            27,006
March 31, 1999                                3.64                 27,006            27,006
June 30, 1999                                 3.91                 27,006            27,006
September 30, 1999                            4.46                 27,006            27,006
                                         ---------
   Total paid in 1999                    $   16.35
                                         =========

December 31, 1999                        $    4.35                 27,006            27,006
March 31, 2000                                3.88                 27,006            27,006
June 30, 2000                                 3.87                 27,006            27,006
September 30, 2000                            5.11                 27,006            27,006
                                         ---------
   Total paid in 2000                    $   17.21
                                         =========



Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2000 amounted to $4.71 per limited partnership unit and were paid January 22, 2001.

                                    PART III


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP'S GENERAL PARTNER

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:


Name                   Title                                              Age
----                   -----                                              ---

Kevin K. Moriarty      Director, Chairman and Chief Executive Officer      54

C. Ronald Petty        President                                           56

Paul W. Hitzelberger   Executive Vice President, Franchise
                         Development/Relations                             56

Robert Terrano         Executive Vice President and
                         Chief Financial Officer                           45

James D. Stoops        Executive Vice President, Operations                48

Janet D. Simmons       Senior Vice President, Purchasing                   44

Michael L. Annis       Vice President, Secretary and General Counsel       54

C. Douglas Mitchell    Vice President and Corporate Controller             50

Timothy A. Hackbardt   Vice President, Marketing                           37

Shirlene Lopez         Vice President, Corporate Development               36


The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2001.

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

Paul W. Hitzelberger, Executive Vice President, Franchise Development/Relations of Del Taco, Inc. He was appointed to his current position in December 1995. Mr. Hitzelberger has responsibility for franchise development and relations. From 1991 to 1995, Mr. Hitzelberger was Executive Vice President, Marketing of Del Taco, Inc. From September 1988 through September 1989, Mr. Hitzelberger was Chief Executive Officer of Environmental Marketing Group. Prior to that, Mr. Hitzelberger was a Vice President of Del Taco, Inc. Prior to joining Del Taco, Inc., he served as Vice President - Marketing at the department store division of Lucky Stores, Inc., a major supermarket retailer. Mr. Hitzelberger received a Master of Business Administration degree from Loyola University in Chicago, Illinois.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 1999. From November 1995 to November 1999, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - (Continued)

(c) The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) No transactions have occurred between the partnership and any executive officer or director of its General Partner.

         During 2000, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

         (1) The General Partner earned $4,281 as its one percent share of the net income of the partnership.

         (2) The General Partner received $4,694 in distributions relating to its one percent interest in the partnership.

(b) During 2000, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c) Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2000 for any amount in excess of $60,000.

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

(b)      No reports on Form 8-K were filed during the last quarter of 2000.

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

                DEL TACO RESTAURANT PROPERTIES II - SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000


                                                                                 Cost capitalized      Gross amount at
                                                       Initial cost                subsequent to       which carried at
                                                        to company                  acquisition         close of period
                                             ---------------------------------------------------------------------------
                                                                                                       Land, Buildings &
    Description                               Land & land         Buildings &        Carrying            improvements
 (All Restaurants)           Encumbrances    improvements        Improvements         costs                 Total
 -----------------           ------------    ------------        ------------       ----------         -----------------
Victorville,  CA              $       --      $  327,770          $  224,843        $       --            $  552,613
Colton, CA                            --         262,661             180,179                --               442,840
Palmdale, CA                          --         404,791             277,677                --               682,468
Pedley, CA                            --         364,334             249,925                --               614,259
Thousand Palms, CA                    --         446,450             306,255                --               752,705
                              ----------      ----------          ----------        ----------            ----------
                              $       --      $1,806,006          $1,238,879        $       --            $3,044,885
                              ==========      ==========          ==========        ==========            ==========

                                                                                   Life on which
                                                                               depreciation in latest
    Description               Accumulated         Date of          Date           income statement
 (All Restaurants)           depreciation      construction      acquired           is computed
 -----------------           ------------      ------------      --------      ----------------------
Victorville,  CA              $  136,817            1986           1986            20(LI), 35(BI)
Colton, CA                       109,640            1986           1986            20(LI), 35(BI)
Palmdale, CA                     168,968            1986           1986            20(LI), 35(BI)
Pedley, CA                       152,080            1987           1987            20(LI), 35(BI)
Thousand Palms, CA               186,355            1987           1987            20(LI), 35(BI)
                              ----------
                              $  753,860
                              ==========

                                                              Accumulated
                                          Restaurants         Depreciation
                                          -----------         ------------

Balances at December 31, 1997:            $3,044,885            $591,320
   Acquisitions                                   --              54,180
   Sales                                          --                  --
                                          ----------            --------
Balances at December 31, 1998:             3,044,885             645,500
   Acquisitions                                   --              54,180
   Sales                                          --                  --
                                          ----------            --------
Balances at December 31, 1999:             3,044,885             699,680
   Acquisitions                                   --              54,180
   Sales                                          --                  --
                                          ----------            --------
Balances at December 31, 2000:            $3,044,885            $753,860
                                          ==========            ========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           DEL TACO RESTAURANT PROPERTIES II
                                           ---------------------------------
                                           a California limited partnership


                                           Del Taco, Inc.
                                           General Partner



Date March 07, 2001                        Kevin K. Moriarty
     --------------                        -------------------------------------
                                           Kevin K. Moriarty
                                           Director, Chairman and Chief
                                           Executive Officer



Date March 07, 2001                        Michael L. Annis
     --------------                        -------------------------------------
                                           Michael L. Annis
                                           Vice President, Secretary and
                                           General Counsel




Date March 07, 2001                        Robert J. Terrano
     --------------                        -------------------------------------
                                           Robert J. Terrano
                                           Executive Vice President and
                                           Chief Financial Officer




Date March 07, 2001                        C. Douglas Mitchell
     --------------                        -------------------------------------
                                           C. Douglas Mitchell
                                           Vice President and Corporate
                                           Controller