Form 10-Q
period 2001-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2001-05-08
CIK 749153

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _______________.

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

                                      INDEX

                        DEL TACO RESTAURANT PROPERTIES II

PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------

Item 1.  Financial Statements and Supplementary Data


Balance Sheets at March 31, 2001 (Unaudited) and
     December 31, 2000                                            3

Statements of Income for the three months ended
     March 31, 2001 and 2000 (Unaudited)                          4

Statements of Cash Flows for the three months ended
     March 31, 2001 and 2000 (Unaudited)                          5

Notes to Financial Statements                                     6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        10


SIGNATURES                                                       11
----------

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS

                                        March 31,       December 31,
                                          2001              2000
                                       -----------      -----------
                                       (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash                                $   144,558      $   151,501
   Receivable from General Partner          48,067           47,351
   Deposits                                  1,207            1,414
                                       -----------      -----------
       Total current assets                193,832          200,266
                                       -----------      -----------

PROPERTY AND EQUIPMENT, at cost:
   Land and improvements                 1,806,006        1,806,006
   Buildings and improvements            1,238,879        1,238,879
   Machinery and equipment                 898,950          898,950
                                       -----------      -----------
                                         3,943,835        3,943,835
   Less--accumulated depreciation        1,666,356        1,652,811
                                       -----------      -----------
                                         2,277,479        2,291,024
                                       -----------      -----------

                                       $ 2,471,311      $ 2,491,290
                                       ===========      ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Payable to Limited Partners         $    20,202      $    18,104
   Accounts payable                         17,994           11,995
                                       -----------      -----------
       Total current liabilities            38,196           30,099
                                       -----------      -----------

PARTNERS' EQUITY:
   Limited Partners                      2,457,834        2,485,629
   General Partner-Del Taco, Inc.          (24,719)         (24,438)
                                       -----------      -----------
                                         2,433,115        2,461,191
                                       -----------      -----------

                                       $ 2,471,311      $ 2,491,290
                                       ===========      ===========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                    Three Months Ended
                                        March 31,
                                  ---------------------
                                    2001         2000
                                  --------     --------

REVENUES:
   Rent                           $135,279     $120,380
   Interest                          1,490          538
   Other                               400          170
                                  --------     --------
                                   137,169      121,088
                                  --------     --------

EXPENSES:
   General and administrative       23,303       22,510
   Depreciation                     13,545       13,545
                                  --------     --------
                                    36,848       36,055
                                  --------     --------

       Net income                 $100,321     $ 85,033
                                  ========     ========

   Net income per limited
      partnership unit            $   3.68     $   3.12
                                  ========     ========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          2001           2000
                                                        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $ 100,321      $  85,033
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                            13,545         13,545
   Increase in receivable from General Partner               (716)          (805)
   Decrease in deposits                                       207             --
   Increase in accounts payable and payable
      to limited partners                                   8,097          8,885
                                                        ---------      ---------

          Net cash provided by operating activities       121,454        106,658

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                           (128,397)      (118,626)
                                                        ---------      ---------

Net decrease in cash                                       (6,943)       (11,968)

Beginning cash balance                                    151,501        139,292
                                                        ---------      ---------

Ending cash balance                                     $ 144,558      $ 127,324
                                                        =========      =========


                          The accompanying notes are an
                  integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at March 31, 2001, the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000 have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2001 and 2000.

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

                                 MARCH 31, 2001


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

For the three months ended March 31, 2001, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,127,323 and net income of $77,638 as compared to $1,003,171 and $43,370, respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the three months ended March 31, 2001, the Palmdale Boulevard restaurant in Palmdale, California reported net income of $7,435 as compared to a net loss of $1,166 for the corresponding period in 2000.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 10, 2001.

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

NOTE 5 - DISTRIBUTIONS

On April 16, 2001, a distribution to the limited partners of $119,513 or approximately $4.43 per limited partnership unit, was approved. Such distribution was paid on April 18, 2001. The General Partner also received a distribution of $1,207 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant:

                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                 2001         2000
                                               --------     --------

Bear Valley Rd., Victorville, CA               $ 22,974     $ 22,415

West Valley Blvd., Colton, CA                    32,875       28,511

Palmdale Blvd., Palmdale, CA                     21,505       18,888

DeAnza Country Shopping Center, Pedley, CA       21,489       18,032

Varner Road, Thousand Palms, CA                  36,436       32,534
                                               --------     --------

       Total                                   $135,279     $120,380
                                               ========     ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $135,279 during the three month period ended March 31, 2001, which represents an increase of $14,899 from 2000. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:

                        Percentage of Total
                 General & Administrative Expense
                 --------------------------------
                        Three Months Ended
                             March 31,
                       --------------------
                        2001         2000
                       -------      -------

Accounting fees          66.73%       66.86%
Distribution of
  information to
  limited partners       33.27        33.14
                       -------      -------

                        100.00%      100.00%
                       =======      =======


General and administrative costs increased from 2000 to 2001 due to increased costs for printing and distribution of information to limited partners.

Net income increased by $15,288 from 2000 to 2001 due to the increase in revenues of $16,081, which was partially offset by the $793 increase in general and administrative expenses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the three months ended March 31, 2001.

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

                                        DEL TACO RESTAURANT PROPERTIES II
                                        (a California limited partnership)
                                        Registrant

                                        Del Taco, Inc.
                                        General Partner



Date:  May 1, 2001                      /s/ Robert J. Terrano
                                        ----------------------------------
                                            Robert J. Terrano
                                            Executive Vice President,
                                            Chief Financial Officer


Date:  May 1, 2001                      /s/ C. Douglas Mitchell
                                        ----------------------------------
                                            C. Douglas Mitchell
                                            Vice President and Corporate
                                            Controller