Form 10-Q
period 2001-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2001-08-08
CIK 749153

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

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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
                                                                     -----------
Item 1.  Financial Statements and Supplementary Data

Balance Sheets at June 30, 2001 (Unaudited) and
     December 31, 2000                                                    3

Statements of Income for the three and six months ended
     June 30, 2001 and 2000 (Unaudited)                                   4

Statements of Cash Flows for the six months ended
     June 30, 2001 and 2000 (Unaudited)                                   5

Notes to Financial Statements                                             6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                               11

                        DEL TACO RESTAURANT PROPERTIES II

                                 BALANCE SHEETS


                                              JUNE 30,            December 31,
                                                2001                 2000
                                             -----------          -----------
                                             (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash                                    $   151,748          $   151,501
     Receivable from General Partner              49,072               47,351
     Deposits                                      1,000                1,414
                                             -----------          -----------
         Total current assets                    201,820              200,266
                                             -----------          -----------

PROPERTY AND EQUIPMENT, AT COST:
     Land and improvements                     1,806,006            1,806,006
     Buildings and improvements                1,238,879            1,238,879
     Machinery and equipment                     898,950              898,950
                                             -----------          -----------
                                               3,943,835            3,943,835
     Less--accumulated depreciation            1,679,901            1,652,811
                                             -----------          -----------
                                               2,263,934            2,291,024
                                             -----------          -----------

                                             $ 2,465,754          $ 2,491,290
                                             ===========          ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
     Payable to Limited Partners             $    23,500          $    18,104
     Accounts payable                             11,552               11,995
                                             -----------          -----------
         Total current liabilities                35,052               30,099
                                             -----------          -----------

PARTNERS' EQUITY:
     Limited Partners                          2,455,445            2,485,629
     General Partner-Del Taco, Inc.              (24,743)             (24,438)
                                             -----------          -----------
                                               2,430,702            2,461,191
                                             -----------          -----------

                                             $ 2,465,754          $ 2,491,290
                                             ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                              STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     JUNE 30,                               JUNE 30,
                                             2001                2000                2001                2000
                                           --------            --------            --------            --------
REVENUES:
     Rent                                  $143,858            $129,435            $279,137            $249,815
     Interest                                   850                 966               2,340               1,504
     Other                                      250                 300                 650                 470
                                           --------            --------            --------            --------
                                            144,958             130,701             282,127             251,789
                                           --------            --------            --------            --------

EXPENSES:
     General and administrative              13,106              11,286              36,409              33,796
     Depreciation                            13,545              13,545              27,090              27,090
                                           --------            --------            --------            --------
                                             26,651              24,831              63,499              60,886
                                           --------            --------            --------            --------

         Net income                        $118,307            $105,870            $218,628            $190,903
                                           ========            ========            ========            ========

     Net income per limited
        partnership unit                   $   4.34            $   3.88            $   8.01            $   7.00
                                           ========            ========            ========            ========


   The accompanying notes are an integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                    2001                  2000
                                                                  ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $ 218,628             $ 190,903
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                    27,090                27,090
     Increase in receivable from General Partner                     (1,721)               (4,442)
     Decrease in deposits                                               414                    --
     Increase in accounts payable and payable
        to limited partners                                           4,953                   773
                                                                  ---------             ---------

             Net cash provided by operating activities              249,364               214,324


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners                                     (249,117)             (224,352)
                                                                  ---------             ---------

Net increase (decrease) in cash                                         247               (10,028)

Beginning cash balance                                              151,501               139,292
                                                                  ---------             ---------

Ending cash balance                                               $ 151,748             $ 129,264
                                                                  =========             =========



   The accompanying notes are an integral part of these financial statements.

                        DEL TACO RESTAURANT PROPERTIES II

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership's financial position at June 30, 2001, the results of operations and cash flows for the six month periods ended June 30, 2001 and 2000 have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                                  JUNE 30, 2001


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

For the three months ended June 30, 2001, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,198,818 and net income of $95,984 as compared to $1,078,620 and $68,307, respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 2001, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $2,326,141 and net income of $173,622 as compared to $2,081,791 and $111,677, respectively, for the corresponding period in 2000.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 10, 2001.

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

NOTE 5 - DISTRIBUTIONS

On July 18, 2001, a distribution to the limited partners of $122,015 or approximately $4.52 per limited partnership unit, was approved. Such distribution was paid on July 20, 2001. The General Partner also received a distribution of $1,232 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:


                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               JUNE 30,                                JUNE 30,
                                                        2001                2000                2001                2000
                                                      --------            --------            --------            --------
Bear Valley Rd., Victorville, CA                      $ 26,245            $ 23,070            $ 49,219            $ 45,485

West Valley Blvd., Colton, CA                           34,072              31,107              66,947              59,619

Palmdale Blvd., Palmdale, CA                            22,259              20,008              43,764              38,895

DeAnza Country Shopping Center, Pedley, CA              22,649              20,196              44,138              38,228

Varner Road, Thousand Palms, CA                         38,633              35,054              75,069              67,588
                                                      --------            --------            --------            --------

         Total                                        $143,858            $129,435            $279,137            $249,815
                                                      ========            ========            ========            ========


The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $143,858 during the three month period ended June 30, 2001, which represents an increase of $14,423 from 2000. The partnership earned rental revenue of $279,137 during the six month period ended June 30, 2001, which represents an increase of $29,322 from 2000. The changes in rental revenue between 2000 and 2001 are directly attributable to changes in sales levels at the restaurants under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following table breaks down general and administrative expenses by type of expense:


                                            Percentage of Total
                                      General & Administrative Expense
                                      --------------------------------
                                            Six Months Ended
                                                 June 30,
                                         2001                2000
                                       -------             -------
Accounting fees                          66.59%              61.74%
Distribution of information
   to Limited Partners                   33.41               38.26
                                       -------             -------
                                        100.00%             100.00%
                                       =======             =======


General and administrative costs for the six month period ended June 30, increased from 2000 to 2001 due to increased costs for income tax preparation and annual audit fees.

For the three month period ended June 30, 2001, net income increased by $12,437 from 2000 to 2001 due to the increase in revenues of $14,257 which was partially offset by the $1,820 increase in general and administrative expenses. For the six month period ended June 30, 2001, net income increased by $27,725 from 2000 to 2001 due to an increase in revenues of $30,338 which was partially offset by an $2,613 increase in general and administrative expenses.

In accordance with recent U.S. Government regulations, the partnership is required to file annual K-1 income tax forms with the Internal Revenue Service electronically beginning in 2002 for the year ending December 31, 2001. In order to comply with this regulation, the partnership will incur additional costs to lease software to 1) prepare the tax forms electronically and 2) maintain the underlying partnership database.

The General Partner and outside consultants are evaluating available software and expect to select a software package in the third calendar quarter of 2001. Estimates of additional general and administrative costs to lease the software range from $2,000 to $8,000 in 2001 (the conversion year) and range from $3,500 to $6,000 in each subsequent year.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed during the six months ended June 30, 2001.

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

                                     DEL TACO RESTAURANT PROPERTIES II
                                     (a California limited partnership)
                                     Registrant

                                     Del Taco, Inc.
                                     General Partner



Date:  July 31, 2001                 /s/ Robert J. Terrano
                                     -------------------------------------------
                                     Robert J. Terrano
                                     Executive Vice President,
                                     Chief Financial Officer


Date:  July 31, 2001                 /s/ C. Douglas Mitchell
                                     -------------------------------------------
                                     C. Douglas Mitchell
                                     Vice President and Corporate
                                     Controller