Form 10-Q
period 2001-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2001-11-09
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                                 .

Commission file no. 2-92121

DEL TACO RESTAURANT PROPERTIES II

a California limited partnership
(Exact name of registrant as specified in its charter)

California	33-0064245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23041 Avenida De La Carlota, Laguna Hills, California	92653
(Address of principal executive offices)	(Zip Code)

(949) 462-9300

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

INDEX

DEL TACO RESTAURANT PROPERTIES II

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$172,553	$151,501
Receivable from General Partner	47,943	47,351
Deposits	1,000	1,414

Total current assets	221,496	200,266

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,693,446	1,652,811

	2,250,389	2,291,024

	$2,471,885	$2,491,290

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to Limited Partners	$25,177	$18,104
Accounts payable	9,951	11,995

Total current liabilities	35,128	30,099

PARTNERS’ EQUITY:
Limited Partners	2,461,439	2,485,629
General Partner-Del Taco, Inc.	(24,682)	(24,438)

	2,436,757	2,461,191

	$2,471,885	$2,491,290

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

REVENUES:
Rent	$148,683	$140,179	$427,820	$389,994
Interest	971	1,401	3,311	2,905
Other	650	550	1,300	1,020

	150,304	142,130	432,431	393,919

EXPENSES:
General and administrative	7,457	8,669	43,866	42,465
Depreciation	13,545	13,545	40,635	40,635

	21,002	22,214	84,501	83,100

Net income	$129,302	$119,916	$347,930	$310,819

Net income per limited partnership unit	$4.74	$4.40	$12.75	$11.39

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$347,930	$310,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,635	40,635
Increase in receivable from General Partner	(592)	(4,710)
Decrease in deposits	414	—
Increase in accounts payable and payable to limited partners	5,029	8,141

Net cash provided by operating activities	393,416	354,885

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(372,364)	(329,946)

Net increase in cash	21,052	24,939
Beginning cash balance	151,501	139,292

Ending cash balance	$172,553	$164,231

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership’s annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at September 30, 2001, the results of operations and cash flows for the nine month periods ended September 30, 2001 and 2000 have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

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

NOTE 3 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases.

For the three months ended September 30, 2001, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,239,022 and net income of $102,945 as compared to $1,168,160 and $73,032 respectively, for the corresponding period in 2000. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2001

NOTE 3 — LEASING ACTIVITIES — continued

For the nine months ended September 30, 2001, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,565,163 and net income of $276,567 as compared to $3,249,951 and $184,709 respectively, for the corresponding period in 2000.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of September. The September rent was collected on October 12, 2001.

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

NOTE 5 — DISTRIBUTIONS

On October 16, 2001, a distribution to the limited partners of $140,952 or approximately $5.22 per limited partnership unit, was approved. Such distribution was paid on October 23, 2001. The General Partner also received a distribution of $1,424 with respect to its 1% partnership interest.

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth rental revenue earned by restaurant for the year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Bear Valley Rd., Victorville, CA	$27,660	$25,099	$76,879	$70,585
West Valley Blvd., Colton, CA	35,278	34,294	102,225	93,913
Palmdale Blvd., Palmdale, CA	22,086	22,242	65,850	61,136
DeAnza Country Shopping Center, Pedley, CA	23,900	22,174	68,038	60,402
Varner Road, Thousand Palms, CA	39,759	36,370	114,828	103,958

Total	$148,683	$140,179	$427,820	$389,994

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $148,683 during the three month period ended September 30, 2001, which represents an increase of $ 8,504 from 2000. The partnership earned rental revenue of $427,820 during the nine month period ended September 30, 2001, which represents an increase of $37,826 from 2000. The changes in rental revenue between 2001 and 2000 are directly attributable to increases in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Nine Months Ended
	September 30,

	2001	2000

Accounting fees	61.54%	55.32%
Distribution of information to Limited Partners	38.46	44.68

	100.00%	100.00%

For the three month period ended September 30, 2001, net income increased by $9,386 from 2000 to 2001 due to the increase in revenues of $ 8,174 and the $1,212 decrease in general and administrative expenses. For the nine month period ended September 30, 2001, net income increased by $37,111 from 2000 to 2001 due to the increase in revenues of $38,512 which was partially offset by the $1,401 increase in general and administrative expenses.

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

The General Partner and outside consultants evaluated available software and selected a software package in the third calendar quarter of 2001. Estimates of additional general and administrative costs to lease the software range from $2,000 to $6,000 in 2001 (the conversion year) and range from $7,000 to $8,000 in each subsequent year.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the nine months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2001	DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco, Inc. General Partner /s/ Robert J. Terrano Robert J. Terrano Executive Vice President, Chief Financial Officer

Date: October 31, 2001	/s/ C. Douglas Mitchell C. Douglas Mitchell Vice President and Corporate Controller