Form 10-K
period 2001-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2002-03-14
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

Commission File Number: 2-92121

DEL TACO RESTAURANT PROPERTIES II

(A California limited partnership)
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0064245 (I.R.S. Employer Identification Number)

23041 Avenida de La Carlota Laguna Hills, California (Address of principal executive offices)	92653 (Zip Code)

Registrant’s telephone number, including area code: (949) 462-9300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Form S-11 Registration Statement filed July 10, 1984 are incorporated by reference into Part IV of this report.

PART I

Item 1. Business

The partnership is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The partnership’s General Partner is Del Taco, Inc., a California corporation (“General Partner”). The partnership sold 27,006 units totaling $6.751 million through an offering of limited partnership units from September 1984 through December 1985. The term of the partnership agreement is until April 30, 2025 unless terminated earlier by means provided in the partnership agreement.

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco, Inc. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2001, the partnership had a total of five properties leased to Del Taco.

The partnership has no full time employees. The partnership agreement assigns full authority for general management and supervision of the business affairs of the partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the partnership. Limited partners have no right to participate in the management or conduct of the partnership’s business affairs.

Item 2. Properties

The partnership acquired seven properties with proceeds obtained from the sale of partnership units:

Date of
		Date of	Restaurant	Commencement
Address	City, State	Acquisition	Constructed	of Operation(1)

Bear Valley Road	Victorville, CA	February 4, 1986	60 seat with drive through service window	June 13, 1986

West Valley Boulevard	Colton, CA	March 11, 1986	60 seat with drive through service window	June 24, 1986

Palmdale Boulevard	Palmdale, CA	December 12, 1986	60 seat with drive through service window	May 7, 1987

South Gate Town Center	South Gate, CA	January 28, 1987	60 seat with drive through service window	May 28, 1987(2)

Main Avenue	Fallbrook, CA	March 10, 1987	60 seat with drive through service window	August 19, 1987(3)

De Anza Country Shopping Center	Pedley, CA	April 13, 1987	60 seat with drive through service window	October 28, 1987

Varner Road	Thousand Palms, CA	October 14, 1987	60 seat with drive through service window	April 28, 1988

(1)	Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In May 1994, the South Gate property was sold yielding net proceeds to the partnership of $497,202.

(3)	In November 1994, the Fallbrook property was sold yielding net proceeds to the partnership of $357,531.

PART II

Item 3. Legal Proceedings

The partnership is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters

The partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 1,146 limited partners of record. There is no public market for the trading of the units. Distributions made by the partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

	For the Year Ended December 31,

	2001	2000	1999	1998	1997

Rental revenue	$575,728	$527,732	$488,519	$481,219	$448,625
Interest and other income	5,797	6,070	5,282	5,149	5,523
Net income	473,847	428,111	387,894	380,601	315,041
Net income per limited partnership unit(1)	17.37	15.69	14.22	13.95	11.55
Cash distributions per limited partnership unit	18.87	17.21	16.35	15.35	14.92
Total assets	2,452,804	2,491,290	2,526,820	2,578,195	2,612,583
Long-term obligations	None	None	None	None	None

(1)	The net income per limited partnership unit was calculated based upon 27,006 weighted average units outstanding for all years presented.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

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

The following table sets forth rental revenue earned by restaurant for the year:

	Year Ended December 31,

	2001	2000	1999

Bear Valley Rd., Victorville, CA	$103,210	$94,087	$94,094
West Valley Blvd., Colton, CA	136,772	127,129	112,182
Palmdale Blvd., Palmdale, CA	87,539	82,874	80,472
DeAnza Country Shopping Center, Pedley, CA	92,514	82,222	69,307
Varner Road, Thousand Palms, CA	155,693	141,420	132,464

Total	$575,728	$527,732	$488,519

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $575,728 during the year ended December 31, 2001, which represents an increase of $47,996 from 2000. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Admin. Expense

	Year Ended December 31,

	2001	2000	1999

Accounting fees	54.66%	61.88%	57.67%
Distribution of information to limited partners	43.84	36.57	40.78
Other	1.50	1.55	1.55

	100.00%	100.00%	100.00%

General and administrative costs increased by $1,987 from 2000 to 2001. The increase was caused primarily by additional costs incurred during the fourth quarter of 2001 to lease new software. The new software was needed as a result of U.S. Government regulations which require the partnership to electronically file annual K-1 income tax forms with the Internal Revenue Service. The new software will prepare and electronically file the income tax forms and maintain the underlying partnership database.

Depreciation expense was the same in both 2000 and 2001.

Net income increased by $45,736 from 2000 to 2001 due to the increase in revenues of $47,723 offset by the $1,987 increase in general and administrative expenses.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be held and used or disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties, II:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Real Estate and Accumulated Depreciation Schedule III is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

	December 31,

	2001	2000

ASSETS
CURRENT ASSETS:
Cash	$165,411	$151,501
Receivable from Del Taco, Inc.	49,549	47,351
Deposits	1,000	1,414

Total current assets	215,960	200,266

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less — accumulated depreciation	1,706,991	1,652,811

	2,236,844	2,291,024

	$2,452,804	$2,491,290

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$20,938	$18,104
Accounts payable	11,568	11,995

Total current liabilities	32,506	30,099

PARTNERS’ EQUITY:
Limited partners	2,445,145	2,485,629
General Partner-Del Taco, Inc.	(24,847)	(24,438)

	2,420,298	2,461,191

	$2,452,804	$2,491,290

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

REVENUES:
Rent	$575,728	$527,732	$488,519
Interest	4,097	4,300	2,882
Other	1,700	1,770	2,400

	581,525	533,802	493,801

EXPENSES:
General and administrative	53,498	51,511	51,727
Depreciation	54,180	54,180	54,180

	107,678	105,691	105,907

Net income	$473,847	$428,111	$387,894

Net income per limited partnership unit	$17.37	$15.69	$14.22

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

Three years ended December 31, 2001

	Limited Partners
			General
	Units	Amount	Partner	Total

Balance, December 31, 1998	27,006	$2,584,106	$(23,444)	$2,560,662
Net income	—	384,015	3,879	387,894
Cash distributions	—	(441,608)	(4,460)	(446,068)

Balance, December 31, 1999	27,006	2,526,513	(24,025)	2,502,488
Net income	—	423,830	4,281	428,111
Cash distributions	—	(464,714)	(4,694)	(469,408)

Balance, December 31, 2000	27,006	2,485,629	(24,438)	2,461,191
Net income	—	469,109	4,738	473,847
Cash distributions	—	(509,593)	(5,147)	(514,740)

Balance, December 31, 2001	27,006	$2,445,145	$(24,847)	$2,420,298

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$473,847	$428,111	$387,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,180	54,180	54,180
(Increase) decrease in receivable from General Partner	(2,198)	(6,027)	1,091
(Increase) decrease in deposits	414	(414)	468
Increase in payable to limited partners	2,834	2,438	3,567
Increase (decrease) in accounts payable	(427)	3,329	3,232

Net cash provided by operating activities	528,650	481,617	450,432
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(514,740)	(469,408)	(446,068)

Net increase in cash	13,910	12,209	4,364
Beginning cash balance	151,501	139,292	134,928

Ending cash balance	$165,411	$151,501	$139,292

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for long-lived assets to be held and used or disposed of and is effective for fiscal years beginning after December 15, 2001.

The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale.

Concentration of Risk: The five restaurants leased to Del Taco make up almost all of the income producing assets of the partnership and contributed all of the partnership’s rent revenue for the three years ended December 31, 2001. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

NOTE 2 — PARTNERS’ EQUITY

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

NOTE 3 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of five properties leased as of December 31, 2001, 2000 and 1999.

The five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $4,797,733, $4,397,769 and $4,070,994 and unaudited net income of $359,228, $282,604 and $235,387 for the years ended December 31, 2001, 2000 and 1999, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 4 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2001. The rent receivable was collected on January 11, 2002.

The General Partner received $5,147 in distributions during 2001 relating to its one percent interest in the partnership.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

NOTE 5 — INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2001	2000	1999

Net income per financial statements	$473,847	$428,111	$387,894
Excess book depreciation	8,509	8,509	8,511

Taxable income	$482,356	$436,620	$396,405

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2001, is as follows:

Partners’ equity per financial statements	$2,420,298
Issue costs of limited partnership units capitalized for tax purposes	986,745
Excess book depreciation	43,553
Writedown of Real Estate held for sale	161,963
Other	5,469

Net worth for tax purposes	$3,618,028

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2001 and 2000

NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter

December 31, 1998	$4.34	27,006	27,006
March 31, 1999	3.64	27,006	27,006
June 30, 1999	3.91	27,006	27,006
September 30, 1999	4.46	27,006	27,006

Total paid in 1999	$16.35

December 31, 1999	$4.35	27,006	27,006
March 31, 2000	3.88	27,006	27,006
June 30, 2000	3.87	27,006	27,006
September 30, 2000	5.11	27,006	27,006

Total paid in 2000	$17.21

December 31, 2000	$4.71	27,006	27,006
March 31, 2001	4.42	27,006	27,006
June 30, 2001	4.52	27,006	27,006
September 30, 2001	5.22	27,006	27,006

Total paid in 2001	$18.87

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2001 amounted to $5.11 per limited partnership unit and were paid January 30, 2002.

NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2001:
Revenues	$137,169	$144,958	$150,304	$149,094
Net income	100,321	118,307	129,302	125,917
Net income per limited partnership unit	3.68	4.34	4.74	4.61
Year ended December 31, 2000:
Revenues	$121,088	$130,701	$142,130	$139,883
Net income	85,033	105,870	119,916	117,292
Net income per limited partnership unit	3.12	3.88	4.40	4.29

PART III

Item 9. Disagreements on Accounting and Financial Disclosure

None

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a)  & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age

Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	55
C. Ronald Petty	President	57
Robert J. Terrano	Executive Vice President and Chief Financial Officer	46
James D. Stoops	Executive Vice President, Operations	49
Janet D. Simmons	Executive Vice President, Purchasing	45
Michael L. Annis	Vice President, Secretary and General Counsel	55
Timothy A. Hackbardt	Vice President, Marketing	38
Shirlene Lopez	Vice President, Corporate Development	37

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2002.

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

C. Ronald Petty, President of Del Taco, Inc. Mr. Petty began his career in the restaurant business in 1973 with McDonald’s Corporation. He was employed by McDonald’s in a real estate capacity until 1978. For the next 12 years, Mr. Petty was in various officer positions with Burger King. These positions included Vice President of Real Estate, Sr. Vice President of Development, Region Vice President, Sr. Vice President European Operations, President of International and President of U.S. Mr. Petty served as President of Miami Subs from 1990-1992; President and CEO of Denny’s 1993-1996; President and CEO of Peter Piper Pizza 1996-1999; President of Del Taco December 1999-present.

Robert J. Terrano, Executive Vice President and Chief Financial Officer of Del Taco, Inc. From May 1994 to April 1995, Mr. Terrano served as Chief Financial Officer for Denny’s, Inc. in Spartanburg, S.C. From August 1983 to May 1994, he served with Burger King Corporation, Miami Florida, in a variety of positions, most recently as Division Controller. Mr. Terrano joined Del Taco, Inc. in April 1995.

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

Janet D. Simmons, Executive Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Simmons was with Denny’s Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Simmons was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Simmons has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.

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

Timothy A. Hackbardt, Vice President, Marketing of Del Taco, Inc. Mr. Hackbardt joined Del Taco, Inc. in November 2000. From November 1995 to November 2000, he served as Vice President of Marketing of Taco Time International, Inc., Eugene, OR. From September 1994 to November 1995, Mr. Hackbardt was Director of Marketing for Wok Spirit Chinese Delivery restaurants in Newport Beach, CA. From December 1992 to September 1994, Mr. Hackbardt was Director of Marketing for Fosters Freeze International, Inc., San Luis Obispo, CA. Prior to then, Mr. Hackbardt held various positions in the television and radio industry in sales and sales management. Mr. Hackbardt is a graduate of Central Michigan University where he received a Bachelor of Applied Arts, majoring in Broadcast and Cinematic Arts and minoring in Marketing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

(c)	The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the partnership and any executive officer or director of its General Partner.

During 2001, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $4,738 as its one percent share of the net income of the partnership.

(2)	The General Partner received $5,147 in distributions relating to its one percent interest in the partnership.

(b)	During 2001, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2001 for any amount in excess of $60,000.

(d)	Not applicable.

PART IV

Item 14(a)(1) and (2). Exhibits, Financial Statements Schedules, and Reports on Form 8-K

Financial statement schedules:

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	No reports on Form 8-K were filed during the last quarter of 2001.

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

DEL TACO RESTAURANT PROPERTIES II — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period
									Life on which
		Land	Buildings &		Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Victorville, CA	$—	$327,770	$224,843	$—	$552,613	$146,650	1986	1986	20 (LI), 35 (BI)
Colton, CA	—	262,661	180,179	—	442,840	117,520	1986	1986	20 (LI), 35 (BI)
Palmdale, CA	—	404,791	277,677	—	682,468	181,112	1986	1986	20 (LI), 35 (BI)
Pedley, CA	—	364,334	249,925	—	614,259	163,010	1987	1987	20 (LI), 35 (BI)
Thousand Palms, CA	—	446,450	306,255	—	752,705	199,748	1987	1987	20 (LI), 35 (BI)

	$—	$1,806,006	$1,238,879	$—	$3,044,885	$808,040

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 1998:	$3,044,885	$645,500
Additions	—	54,180
Retirements	—	—

Balances at December 31, 1999:	3,044,885	699,680
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2000:	3,044,885	753,860
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2001:	$3,044,885	$808,040

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II a California limited partnership

Del Taco, Inc. General Partner

Date March 07, 2002	Kevin K. Moriarty Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date March 07, 2002	Michael L. Annis Michael L. Annis Vice President, Secretary and General Counsel

Date March 07, 2002	Robert J. Terrano Robert J. Terrano Executive Vice President and Chief Financial Officer