Form 10-Q
period 2002-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2002-05-13
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002	.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DEL TACO RESTAURANT PROPERTIES II

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001	3

Statements of Income for the three months ended March 31, 2002 and 2001 (Unaudited)	4

Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURE	11

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$138,852	$165,411
Receivable from General Partner	51,319	49,549
Deposits	1,380	1,000

Total current assets	191,551	215,960

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less— accumulated depreciation	1,720,536	1,706,991

	2,223,299	2,236,844

	$2,414,850	$2,452,804

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to Limited Partners	$21,924	$20,938
Accounts payable	6,270	11,568

Total current liabilities	28,194	32,506

PARTNERS’ EQUITY:
Limited Partners	2,411,839	2,445,145
General Partner-Del Taco, Inc.	(25,183)	(24,847)

	2,386,656	2,420,298

	$2,414,850	$2,452,804

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

REVENUES:
Rent	$143,247	$135,279
Interest	580	1,490
Other	600	400

	144,427	137,169

EXPENSES:
General and administrative	25,051	23,303
Depreciation	13,545	13,545

	38,596	36,848

Net income	$105,831	$100,321

Net income per limited partnership unit	$3.88	$3.68

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,831	$100,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,545	13,545
Increase in receivable from General Partner	(1,770)	(716)
(Increase) decrease in deposits	(380)	207
(Decrease) increase in accounts payable and payable to limited partners	(4,312)	8,097

Net cash provided by operating activities	112,914	121,454
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(139,473)	(128,397)

Net decrease in cash	(26,559)	(6,943)
Beginning cash balance	165,411	151,501

Ending cash balance	$138,852	$144,558

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements, some of which are unaudited, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at March 31, 2002, the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2002 and 2001.

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

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS — CONTINUED

MARCH 31, 2002

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

For the three months ended March 31, 2002, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,193,727 and net income of $93,473 as compared to $1,127,323 and $77,638, respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of March. The March rent was collected on April 12, 2002.

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

NOTE 5 — DISTRIBUTIONS

On April 19, 2002, a distribution to the limited partners of $119,513, or approximately $4.43 per limited partnership unit, was approved. Such distribution was paid on April 19, 2002. The General Partner also received a distribution of $1,207 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,

	2002	2001

Bear Valley Rd., Victorville, CA	$24,886	$22,974
West Valley Blvd., Colton, CA	33,746	32,875
Palmdale Blvd., Palmdale, CA	20,524	21,505
DeAnza Country Shopping Center, Pedley, CA	24,337	21,489
Varner Road, Thousand Palms, CA	39,754	36,436

Total	$143,247	$135,279

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $143,247 during the three month period ended March 31, 2002, which represents an increase of $7,968 from 2001. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended
	March 31,

	2002	2001

Accounting fees	64.70%	66.73%
Distribution of information to Limited Partners	35.30	33.27

	100.00%	100.00%

General and administrative costs increased from 2001 to 2002 due to increased costs for the annual audit and income tax preparation and the additional costs incurred in 2002 to lease new software.

Net income increased by $5,510 from 2001 to 2002 due to the increase in revenues of $7,258, which was partially offset by the $1,748 increase in general and administrative expenses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)	No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco, Inc. General Partner

Date: May 1, 2002	/s/ Robert J. Terrano Robert J. Terrano Executive Vice President, Chief Financial Officer