Form 10-Q
period 2002-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2002-08-14
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                                .

Commission file no. 0-16190

DEL TACO RESTAURANT PROPERTIES II

a California limited partnership
(Exact name of registrant as specified in its charter)

California	33-0064245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive, Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

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

DEL TACO RESTAURANT PROPERTIES II

PAGE NUMBER

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
Balance Sheets at June 30, 2002 and December 31, 2001 (Unaudited)	3
Statements of Income for the three and six months ended June 30, 2002 and 2001 (Unaudited)	4
Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	10
SIGNATURE	11

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$159,090	$165,411
Receivable from General Partner	51,541	49,549
Deposits	1,000	1,000

Total current assets	211,631	215,960

PROPERTY AND EQUIPMENT, at cost:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less — accumulated depreciation	1,734,081	1,706,991

	2,209,754	2,236,844

	$2,421,385	$2,452,804

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to Limited Partners	$23,724	$20,938
Accounts payable	5,726	11,568

Total current liabilities	29,450	32,506

PARTNERS’ EQUITY:
Limited Partners	2,417,066	2,445,145
General Partner-Del Taco, Inc.	(25,131)	(24,847)

	2,391,935	2,420,298

	$2,421,385	$2,452,804

The accompanying notes are an integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES:
Rent	$154,605	$143,858	$297,852	$279,137
Interest	439	850	1,018	2,340
Other	75	250	675	650

	155,119	144,958	299,545	282,127

EXPENSES:
General and administrative	15,574	13,106	40,625	36,409
Depreciation	13,545	13,545	27,090	27,090

	29,119	26,651	67,715	63,499

Net income	$126,000	$118,307	$231,830	$218,628

Net income per limited partnership unit	$4.62	$4.34	$8.50	$8.01

The accompanying notes are an integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$231,830	$218,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,090	27,090
Increase in receivable from General Partner	(1,992)	(1,721)
Decrease in deposits	—	414
(Decrease) increase in accounts payable and payable to limited partners	(3,056)	4,953

Net cash provided by operating activities	253,872	249,364
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(260,193)	(249,117)

Net (decrease) increase in cash	(6,321)	247
Beginning cash balance	165,411	151,501

Ending cash balance	$159,090	$151,748

The accompanying notes are an integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the partnership’s annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the partnership’s financial position at June 30, 2002, the results of operations and cash flows for the six month periods ended June 30, 2002 and 2001 have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS — CONTINUED

JUNE 30, 2002

NOTE 3 — LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. (“Del Taco”) on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2022. There is no minimum rental under any of the leases.

For the three months ended June 30, 2002, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $1,288,374 and net income of $97,003 as compared to $1,198,818 and $95,984, respectively, for the corresponding period in 2001. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 2002, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $2,482,101 and net income of $190,476 as compared to $2,326,141 and $173,622, respectively, for the corresponding period in 2001.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from General Partner consists primarily of rent accrued for the month of June. The June rent was collected on July 15, 2002.

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

NOTE 5 — DISTRIBUTIONS

On July 22, 2002, a distribution to the limited partners of $129,063 or approximately $4.78 per limited partnership unit, was approved. Such distribution was paid on July 29, 2002. The General Partner also received a distribution of $1,304 with respect to its 1% partnership interest.

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

The following table sets forth rental revenue earned by restaurant for the year:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Bear Valley Rd., Victorville, CA	$26,991	$26,245	$51,876	$49,219
West Valley Blvd., Colton, CA	36,240	34,072	69,986	66,947
Palmdale Blvd., Palmdale, CA	21,039	22,259	41,563	43,764
DeAnza Country Shopping Center, Pedley, CA	27,632	22,649	51,969	44,138
Varner Road, Thousand Palms, CA	42,703	38,633	82,458	75,069

Total	$154,605	$143,858	$297,852	$279,137

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $154,605 during the three month period ended June 30, 2002, which represents an increase of $10,747 from 2001. The partnership earned rental revenue of $297,852 during the six month period ended June 30, 2002, which represents an increase of $18,715 from 2001. The changes in rental revenue between 2001 and 2002 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Six Months Ended
	June 30,

	2002	2001

Accounting fees	66.07%	66.59%
Distribution of information to Limited Partners	33.93	33.41

	100.00%	100.00%

General and administrative costs for the six month period ended June 30, increased from 2001 to 2002 due to increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

For the three month period ended June 30, 2002, net income increased by $7,693 from 2001 to 2002 due to the increase in revenues of $10,161 which was partially offset by the $2,468 increase in general and administrative expenses. For the six month period ended June 30, 2002, net income increased by $13,202 from 2001 to 2002 due to an increase in revenues of $17,418 which was partially offset by an $4,216 increase in general and administrative expenses.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial condition.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

No reports on Form 8-K were filed during the six months ended June 30, 2002. However, a Form 8-K was filed on July 31, 2002 to note a change in registrant’s independent certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco, Inc. General Partner

Date: August 14, 2002	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002