Form 10-K
period 2002-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2003-03-27
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

Commission File Number: 0-16190

DEL TACO RESTAURANT PROPERTIES II

(A California limited partnership)
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0064245 (I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

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

The business of the partnership is ownership and leasing of restaurants in California to Del Taco, Inc. The partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco, Inc. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2002, the partnership had a total of five properties leased to Del Taco.

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

Item 2. Properties

The partnership acquired seven properties with proceeds obtained from the sale of partnership units:

Date of
		Date of	Restaurant	Commencement
Address	City, State	Acquisition	Constructed	of Operation (1)

Bear Valley Road	Victorville, CA	February 4, 1986	60 seat with drive through service window	June 13, 1986
West Valley Boulevard	Colton, CA	March 11, 1986	60 seat with drive through service window	June 24, 1986
Palmdale Boulevard	Palmdale, CA	December 12, 1986	60 seat with drive through service window	May 7, 1987
South Gate Town Center	South Gate, CA	January 28, 1987	60 seat with drive through service window	May 28, 1987 (2)
Main Avenue	Fallbrook, CA	March 10, 1987	60 seat with drive through service window	August 19, 1987 (3)
De Anza Country Shopping Center	Pedley, CA	April 13, 1987	60 seat with drive through service window	October 28, 1987
Varner Road	Thousand Palms, CA	October 14, 1987	60 seat with drive through service window	April 28, 1988

(1)	Commencement of operation is the first date Del Taco, Inc., as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In May 1994, the South Gate property was sold yielding net proceeds to the partnership of $497,202.

(3)	In November 1994, the Fallbrook property was sold yielding net proceeds to the partnership of $357,531.

Item 3. Legal Proceedings

The partnership is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

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

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes as of December 31, 2002, 2001 and 2000 and Item 7.

	For the Year Ended December 31,
	2002	2001	2000	1999	1998

Rental revenue	$594,685	$575,728	$527,732	$488,519	$481,219
Interest and other income	3,314	5,797	6,070	5,282	5,149
General and administrative expense	56,748	53,498	51,511	51,727	51,587
Depreciation expense	54,180	54,180	54,180	54,180	54,180
Net income	487,071	473,847	428,111	387,894	380,601
Net income per limited partnership unit (1)	17.86	17.37	15.69	14.22	13.95
Cash distributions per limited partnership unit	19.77	18.87	17.21	16.35	15.35
Total assets	2,398,716	2,452,804	2,491,290	2,526,820	2,578,195
Long-term obligations	None	None	None	None	None

(1)	The net income per limited partnership unit was calculated based upon 27,006 weighted average units outstanding for all years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition, results of operations, liquidity and capital resources, and off balance sheet arrangements and contractual obligations contained within this report on Form 10-K is more clearly understood when read in conjunction with the notes to the financial statements. The notes to the financial statements elaborate on certain terms that are used throughout this discussion and provide information about the partnership and the basis of presentation used in this report on Form 10-K.

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

The Partnership’s only source of cash flow is rental income from the properties from the triple net leases. Such operating income has historically been and is expected to continue to be sufficient to fund the Partnership’s operating expenses. Net cash provided by operating activities in excess of the Partnership’s ongoing needs is distributed to the partners.

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The partnership owned seven properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations – (Continued)

The following table sets forth rental revenue earned by restaurant for the year:

	Year Ended December 31,
	2002	2001	2000

Bear Valley Rd., Victorville, CA	$106,781	$103,210	$94,087
West Valley Blvd., Colton, CA	141,473	136,772	127,129
Palmdale Blvd., Palmdale, CA	80,728	87,539	82,874
DeAnza Country Shopping Center, Pedley, CA	105,911	92,514	82,222
Varner Road, Thousand Palms, CA	159,792	155,693	141,420

Total	$594,685	$575,728	$527,732

The partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The partnership earned rental revenue of $594,685 during the year ended December 31, 2002, which represents an increase of $18,957 from 2001. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The partnership earned rental revenue of $575,728 during the year ended December 31, 2001, which represents an increase of $47,996 from 2000. The increase in rental revenue was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Admin. Expense

	Year Ended December 31,
	2002	2001	2000

Accounting fees	55.85%	54.66%	61.88%
Distribution of information
to limited partners	41.06	43.84	36.57
Other	3.09	1.50	1.55

	100.00%	100.00%	100.00%

General and administrative costs increased by $3,250 from 2001 to 2002. The increase was caused primarily by increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations – (Continued)

General and administrative costs increased by $1,987 from 2000 to 2001. The increase was caused primarily by additional costs incurred during the fourth quarter of 2001 to lease new software. The new software was needed as a result of U.S. Government regulations which require the partnership to electronically file annual K-1 income tax forms with the Internal Revenue Service. The new software prepares and electronically files the income tax forms and maintains the underlying partnership database.

Depreciation expense was the same in both 2001 and 2002.

Net income increased by $13,224 from 2001 to 2002 due to the increase in revenues of $16,474 offset by the $3,250 increase in general and administrative expenses.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have an impact on the Company’s results of operations or financial condition.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-K are based upon the Partnerships financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in Item 8 of this Form 10-K.

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which are 20 years for land improvements, 35 years for buildings and improvements, and 10 years for machinery and equipment.

The partnership accounts for property and equipment in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties II:

In our opinion, the accompanying balance sheet and the related statements of income, partners’ equity, and cash flows present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II (A California Limited Partnership) at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Del Taco Restaurant Properties II as of December 31, 2001, and for each of the two years ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

PricewaterhouseCoopers LLP
Orange County, California
January 22, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash	$166,116	$165,411
Receivable from Del Taco, Inc.	48,698	49,549
Deposits	1,238	1,000

Total current assets	216,052	215,960

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,761,171	1,706,991

	2,182,664	2,236,844

	$2,398,716	$2,452,804

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$25,977	$20,938
Accounts payable	4,551	11,568

Total current liabilities	30,528	32,506

PARTNERS’ EQUITY:
Limited partners	2,393,556	2,445,145
General Partner-Del Taco, Inc.	(25,368)	(24,847)

	2,368,188	2,420,298

	$2,398,716	$2,452,804

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000

REVENUES:
Rent	$594,685	$575,728	$527,732
Interest	2,014	4,097	4,300
Other	1,300	1,700	1,770

	597,999	581,525	533,802

EXPENSES:
General and administrative	56,748	53,498	51,511
Depreciation	54,180	54,180	54,180

	110,928	107,678	105,691

Net income	$487,071	$473,847	$428,111

Net income per limited partnership unit	$17.86	$17.37	$15.69

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENT OF CHANGES IN PARTNERS’ EQUITY

     Three years ended December 31, 2002

	Limited Partners
			General
	Units	Amount	Partner	Total

Balance, December 31, 1999	27,006	$2,526,513	$(24,025)	$2,502,488
Net income	—	423,830	4,281	428,111
Cash distributions	—	(464,714)	(4,694)	(469,408)

Balance, December 31, 2000	27,006	2,485,629	(24,438)	2,461,191
Net income	—	469,109	4,738	473,847
Cash distributions	—	(509,593)	(5,147)	(514,740)

Balance, December 31, 2001	27,006	2,445,145	(24,847)	2,420,298
Net income	—	482,200	4,871	487,071
Cash distributions	—	(533,789)	(5,392)	(539,181)

Balance, December 31, 2002	27,006	$2,393,556	$(25,368)	$2,368,188

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$487,071	$473,847	$428,111
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	54,180	54,180	54,180
(Increase) decrease in receivable from General Partner	851	(2,198)	(6,027)
(Increase) decrease in deposits	(238)	414	(414)
Increase in payable to limited partners	5,039	2,834	2,438
Increase (decrease) in accounts payable	(7,017)	(427)	3,329

Net cash provided by operating activities	539,886	528,650	481,617
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(539,181)	(514,740)	(469,408)

Net increase in cash	705	13,910	12,209
Beginning cash balance	165,411	151,501	139,292

Ending cash balance	$166,116	$165,411	$151,501

The accompanying notes are an
integral part of these financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

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

The partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Recent Accounting Pronouncements: In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. It addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have an impact on the Company’s financial position or results of operations.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

Concentration of Risk: The five restaurants leased to Del Taco make up almost all of the income producing assets of the partnership and contributed all of the partnership’s rent revenue for the three years ended December 31, 2002. Therefore, the business of the partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

NOTE 2 - PARTNERS’ EQUITY

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

NOTE 3 - LEASING ACTIVITIES

The partnership leases certain properties for operation of restaurants to Del Taco, Inc. on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The partnership had a total of five properties leased as of December 31, 2002, 2001 and 2000.

The five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $4,955,708, $4,797,733 and $4,397,769 and unaudited net income of $382,117, $359,228 and $282,604 for the years ended December 31, 2002, 2001 and 2000, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002 and 2001

NOTE 4 - RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2002. The rent receivable was collected on January 15, 2003.

The General Partner received $5,392 in distributions during 2002 relating to its one percent interest in the partnership.

Del Taco, Inc. serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco, Inc. for operation under the Del Taco trade name.

The General Partner provides certain minimal managerial and accounting services to the Partnership at no cost.

NOTE 5 - INCOME TAXES

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2002	2001	2000

Net income per financial statements	$487,071	$473,847	$428,111
Excess book depreciation	8,363	8,509	8,509

Taxable income	$495,434	$482,356	$436,620

A reconciliation of partnership equity per the financial statements to net worth for tax purposes as of December 31, 2002, is as follows:

Partners’ equity per financial statements	$2,368,188
Issue costs of limited partnership units
capitalized for tax purposes	986,745
Excess book depreciation	51,921
Writedown of Real Estate held for sale	161,963
Other	5,465

Net worth for tax purposes	$3,574,282

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002 and 2001

NOTE 6 - CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter

December 31, 1999	$4.35	27,006	27,006
March 31, 2000	3.88	27,006	27,006
June 30, 2000	3.87	27,006	27,006
September 30, 2000	5.11	27,006	27,006

Total paid in 2000	$17.21

December 31, 2000	$4.71	27,006	27,006
March 31, 2001	4.42	27,006	27,006
June 30, 2001	4.52	27,006	27,006
September 30, 2001	5.22	27,006	27,006

Total paid in 2001	$18.87

December 31, 2001	$5.11	27,006	27,006
March 31, 2002	4.43	27,006	27,006
June 30, 2002	4.78	27,006	27,006
September 30, 2002	5.45	27,006	27,006

Total paid in 2002	$19.77

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2002 amounted to $4.95 per limited partnership unit and were paid January 31, 2003.

NOTE 7 - RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2002:
Revenues	$144,427	$155,119	$152,921	$145,532
Net income	105,831	126,000	132,095	123,145
Net income per limited partnership unit	3.88	4.62	4.84	4.52
Year ended December 31, 2001:
Revenues	$137,169	$144,958	$150,304	$149,094
Net income	100,321	118,307	129,302	125,917
Net income per limited partnership unit	3.68	4.34	4.74	4.61

Item 9.          Disagreements on Accounting and Financial Disclosure

None

PART III

Item 10.        Directors and Executive Officers of the Partnership’s General Partner

(a)  & (b)      The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age

Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	56
C. Ronald Petty	President	58
Robert J. Terrano	Executive Vice President and Chief Financial Officer	47
James D. Stoops	Executive Vice President, Operations	50
Janet D. Erickson	Executive Vice President, Purchasing	46
Shirlene Lopez	Executive Vice President, Operations Services	38
Michael L. Annis	Vice President, Secretary and General Counsel	56
Timothy A. Hackbardt	Vice President, Marketing	39

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2003.

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

Janet D. Erickson, Executive Vice President, Purchasing of Del Taco, Inc. From 1979 to 1986, Ms. Erickson was with Denny’s Incorporated. She served in the Research and Development department in a variety of positions until 1982 when she was promoted to the position of Purchasing Agent. Ms. Erickson was hired in 1986 as Manager of Contract Purchasing with Carl Karcher Enterprises, a post she held until March 1990 when she became Vice President, Purchasing for Del Taco, Inc. Ms. Erickson has a Bachelor of Science degree in Foods and Nutrition from Cal State Polytechnic University in Pomona, California.

Shirlene Lopez, Executive Vice President, Operations Services of Del Taco, Inc. Ms. Lopez began her career with Del Taco in 1978 as an hourly employee and advanced through the ranks to General Manager in 1984. Ms. Lopez was promoted to the corporate office in 1989 as Human Resource Manager. In 1994, she was promoted to Executive Project Manager reporting to the CEO and in 1996, to Director of Corporate Development in charge of all interior image and design and in 1997, to Vice President, Corporate Development & Design. Ms. Lopez has held her current position since February 2002.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the partnership, nor was any person known of by the partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the partnership.

(c)	The partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the partnership, except for provisions in the partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.        Certain Relationships and Related Transactions

(a)	No transactions have occurred between the partnership and any executive officer or director of its General Partner.

During 2002, the following transactions occurred between the partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $4,871 as its one percent share of the net income of the partnership.

(2)	The General Partner received $5,392 in distributions relating to its one percent interest in the partnership.

(b)	During 2002, the partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the partnership at any time during 2002 for any amount in excess of $60,000.

(d)	Not applicable.

Item 14.       Controls and Procedures

There were no significant changes in the partnership’s internal control or other factors that could significantly affect these controls subsequent to February 28, 2003, the date the partnerships’ evaluation of them.

PART IV

Item 15.        Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Public Accountants Balance Sheets Statements of Income Statements of Changes in Partners’ Equity Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedule Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2002.

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Partners of
Del Taco Restaurant Properties II:

Our audit of the financial statements referred to in our report dated January 22, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP
Orange County, California
January 22, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of the report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES II - SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period

		Land	Buildings &		Land, Buildings &
Description		& land	Improve-	Carrying	improvements
(All Restaurants)	Encumbrances	improvements	ments	costs	Total

Victorville, CA	$—	$327,770	$224,843	$—	$552,613
Colton, CA	—	262,661	180,179	—	442,840
Palmdale, CA	—	404,791	277,677	—	682,468
Pedley, CA	—	364,334	249,925	—	614,259
Thousand Palms, CA	—	446,450	306,255	—	752,705

	$—	$1,806,006	$1,238,879	$—	$3,044,885

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on which
				depreciation in latest
Description	Accumulated	Date of	Date	income statement
(All Restaurants)	depreciation	construction	acquired	is computed

Victorville, CA	$156,483	1986	1986	20 (LI), 35 (BI)
Colton, CA	125,400	1986	1986	20 (LI), 35 (BI)
Palmdale, CA	193,256	1986	1986	20 (LI), 35 (BI)
Pedley, CA	173,940	1987	1987	20 (LI), 35 (BI)
Thousand Palms, CA	213,141	1987	1987	20 (LI), 35 (BI)

	$862,220

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 1999:	$3,044,885	$699,680
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2000:	3,044,885	753,860
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2001:	3,044,885	808,040
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2002:	$3,044,885	$862,220

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II a California limited partnership

Del Taco, Inc. General Partner

Date	March 07, 2003	/s/ Kevin K. Moriarty

Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date	March 07, 2003	/s/ Michael L. Annis

Michael L. Annis Vice President, Secretary and General Counsel

Date	March 07, 2003	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

99.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002