Form 10-Q
period 2003-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2003-08-14
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

DEL TACO RESTAURANT PROPERTIES II

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash	$166,234	$166,116
Receivable from Del Taco, Inc.	51,517	48,698
Deposits	1,533	1,238

Total current assets	219,284	216,052

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,788,261	1,761,171

	2,155,574	2,182,664

	$2,374,858	$2,398,716

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$28,305	$25,977
Accounts payable	6,729	4,551

Total current liabilities	35,034	30,528

PARTNERS’ EQUITY:
Limited partners	2,365,475	2,393,556
General partner-Del Taco, Inc.	(25,651)	(25,368)

	2,339,824	2,368,188

	$2,374,858	$2,398,716

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

RENTAL REVENUES	$152,056	$154,605	$291,019	$297,852

EXPENSES:
General and administrative	15,589	15,574	49,642	40,625
Depreciation	13,545	13,545	27,090	27,090

	29,134	29,119	76,732	67,715

Operating income	122,922	125,486	214,287	230,137
OTHER INCOME:
Interest	352	439	821	1,018
Other	500	75	950	675

Net income	$123,774	$126,000	$216,058	$231,830

Net income per limited partnership unit	$4.54	$4.62	$7.92	$8.50

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216,058	$231,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,090	27,090
Increase in receivable from Del Taco, Inc.	(2,819)	(1,992)
Increase in deposits	(295)	—
Increase (decrease) in accounts payable and payable to limited partners	4,506	(3,056)

Net cash provided by operating activities	244,540	253,872
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(244,422)	(260,193)

Net increase (decrease) in cash	118	(6,321)
Beginning cash balance	166,116	165,411

Ending cash balance	$166,234	$159,090

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2002 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six month periods ended June 30, 2003 and 2002 have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

JUNE 30, 2003

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

For the three months ended June 30, 2003, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,267,135 and unaudited net income of $109,325 as compared to $1,288,374 and $97,003, respectively, for the corresponding period in 2002. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 2003, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,425,161 and unaudited net income of $200,268 as compared to $2,482,101 and $190,476, respectively, for the corresponding period in 2002.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of June. The June rent was collected in July 2003.

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

NOTE 5 — DISTRIBUTIONS

On July 18, 2003, a distribution to the limited partners of $131,599 or approximately $4.87 per limited partnership unit was approved. Such distribution was paid on July 25, 2003. The General Partner also received a distribution of $1,329 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2003 were $135,139 and $ 109,283, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Del Taco Restaurant Properties II (the Partnership or the Company) offered limited partnership units for sale between September 1984 and December 1985. 15% of the $6.751 million raised through sale of limited partnership units was used to pay commissions to brokers and to reimburse Del Taco, Inc. (the General Partner or Del Taco) for offering costs incurred. Approximately $5.6 million of the remaining funds were used to acquire sites and build seven restaurants. Two restaurants were sold in 1994.

The five restaurants leased to Del Taco make up almost all of the income producing assets of the Partnership. Therefore, the business of the Partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, competition, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

Results of Operations

The Partnership owned seven properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating.

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Bear Valley Rd., Victorville, CA	$28,982	$26,991	$55,362	$51,876
West Valley Blvd., Colton, CA	36,267	36,240	69,579	69,986
Palmdale Blvd., Palmdale, CA	18,791	21,039	35,997	41,563
DeAnza Country Shopping Center, Pedley, CA	28,298	27,632	54,622	51,969
Varner Road, Thousand Palms, CA	39,718	42,703	75,459	82,458

Total	$152,056	$154,605	$291,019	$297,852

     The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $152,056 during the three month period ended June 30, 2003, which represents a decrease of $2,549 from 2002. The Partnership earned rental revenue of $291,019 during the six month period ended June 30, 2003, which represents a decrease of $6,833 from 2002. The changes in rental revenue between 2002 and 2003 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

		Percentage of Total
	General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Accounting fees	46.26%	61.58%	70.39%	66.07%
Distribution of information to Limited Partners	53.74%	38.42%	29.61%	33.93%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and six month periods ended June 30, increased from 2002 to 2003 due to costs incurred in changing auditors and increased costs for printing and mailing, and audit and tax preparation fees.

For the three month period ended June 30, 2003, net income decreased by $2,226 from 2002 to 2003 due to the decrease in revenues of $2,549 and the $15 increase in general and administrative expenses partially offset by the $338 increase in interest and other income. For the six month period ended June 30, 2003, net income decreased by $15,772 from 2002 to 2003 due to a decrease in revenues of $6,833 and the $9,017 increase in general and administrative expenses partially offset by the $78 increase in interest and other income.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45’s initial recognition and initial measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements of Interpretation 45 effective December 31, 2002 and has not entered into any guarantees since December 31, 2002.

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

The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

(c)	Asset-Backed issuers:

Not applicable

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports

During the three months ended June 30, 2003, the following reports on Form 8-K were filed:

On April 11, 2003, Form 8-K was filed re: the dismissal of Pricewaterhouse Coopers LLP as the Partnership’s independent public accountants.

On May 13, 2003, Form 8-K was filed re: the selection of KPMG LLP as the Partnership’s independent public accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant
Del Taco, Inc. General Partner
Date:	August 14, 2003	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002