Form 10-Q
period 2003-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2003-11-14
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

INDEX

DEL TACO RESTAURANT PROPERTIES II

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash	$185,851	$166,116
Receivable from Del Taco, Inc.	49,701	48,698
Deposits	1,414	1,238

Total current assets	236,966	216,052

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,801,806	1,761,171

	2,142,029	2,182,664

	$2,378,995	$2,398,716

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$32,935	$25,977
Accounts payable	4,608	4,551

Total current liabilities	37,543	30,528

PARTNERS’ EQUITY:
Limited partners	2,367,087	2,393,556
General partner-Del Taco, Inc.	(25,635)	(25,368)

	2,341,452	2,368,188

	$2,378,995	$2,398,716

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

RENTAL REVENUES	$157,114	$151,958	$448,133	$449,810

EXPENSES:
General and administrative	9,744	7,281	59,386	47,907
Depreciation	13,545	13,545	40,635	40,635

	23,289	20,826	100,021	88,542

Operating income	133,825	131,132	348,112	361,268
OTHER INCOME:
Interest	331	563	1,152	1,582
Other	400	400	1,350	1,075

Net income	$134,556	$132,095	$350,614	$363,925

Net income per limited partnership unit	$4.93	$4.84	$12.85	$13.34

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$350,614	$363,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,635	40,635
(Increase) decrease in receivable from Del Taco, Inc.	(1,003)	2,562
Increase in deposits	(176)	(358)
Increase (decrease) in accounts payable and payable to limited partners	7,015	(1,639)

Net cash provided by operating activities	397,085	405,125
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(377,350)	(390,560)

Net increase in cash	19,735	14,565
Beginning cash balance	166,116	165,411

Ending cash balance	$185,851	$179,976

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2002 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2003 and December 31, 2002, the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine month periods ended September 30, 2003 and 2002 have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

For the three months ended September 30, 2003, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,309,283 and unaudited net income of $97,980 as compared to $1,266,317 and $97,939 respectively, for the corresponding period in 2002. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2003

NOTE 3 — LEASING ACTIVITIES — continued

For the nine months ended September 30, 2003, the five restaurants operated by Del Taco, for which the partnership is the lessor, had combined, unaudited sales of $3,734,444 and net income of $298,248 as compared to $3,748,418 and $288,415 respectively, for the corresponding period in 2002.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of September. The September rent was collected in October 2003.

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

NOTE 5 — DISTRIBUTIONS

On October 15, 2003, a distribution to the limited partners of $146,484 or approximately $5.42 per limited partnership unit, was approved. Such distribution was paid on October 31, 2003. The General Partner also received a distribution of $1,480 with respect to its 1% partnership interest. Total cash distributions paid in January, April and July 2003 were $135,139, $109,283 and $132,928, respectively.

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

The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Bear Valley Rd., Victorville, CA	$29,687	$28,111	$85,049	$79,987
West Valley Blvd., Colton, CA	37,683	36,404	107,262	106,390
Palmdale Blvd., Palmdale, CA	20,597	20,679	56,594	62,242
DeAnza Country Shopping Center, Pedley, CA	29,020	26,597	83,642	78,566
Varner Road, Thousand Palms, CA	40,127	40,167	115,586	122,625

Total	$157,114	$151,958	$448,133	$449,810

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $157,114 during the three month period ended September 30, 2003, which represents an increase of $5,156 from 2002. The Partnership earned rental revenue of $448,133 during the nine month period ended September 30, 2003, which represents a decrease of $1,677 from 2002. The changes in rental revenue between 2003 and 2002 are directly attributable to increases and decreases in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Accounting fees	40.65%	49.58%	65.51%	60.96%
Distribution of information to Limited Partners	59.35%	50.42%	34.49%	39.04%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three and nine month periods ended September 30, increased from 2002 to 2003 due to costs incurred in changing auditors and increased costs for printing and mailing, and audit and tax preparation fees.

For the three month period ended September 30, 2003, net income increased by $2,461 from 2002 to 2003 due to the $5,156 increase in revenues, which was partially offset by the $2,463 increase in general and administrative expenses and the $232 decrease in interest and other income. For the nine month period ended September 30, 2003, net income decreased by $13,311 from 2002 to 2003 due to the $11,479 increase in general and administrative expenses, the $1,677 decrease in revenues and the $155 decrease in interest and other income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Recent Accounting Pronouncements -continued

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes it has no variable interest entities to which Interpretation 46 would apply.

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

The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls:

There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date:	November 14, 2003	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

31.1 Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002