Form 10-K
period 2003-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2004-03-30
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes         No  X

PART I

Item 1. Business

Del Taco Restaurant Properties II, (the Partnership) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco, Inc., a California corporation (Del Taco or the General Partner). The Partnership sold 27,006 units totaling $6.751 million through an offering of limited partnership units from September 1984 through December 1985. The term of the partnership agreement is until April 30, 2025 unless terminated earlier by means provided in the partnership agreement.

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2003, the Partnership had a total of five properties leased to Del Taco.

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

Item 2. Properties

The Partnership acquired seven properties with proceeds obtained from the sale of partnership units:

		Date of		Date of Commencement
Address	City, State	Acquisition	Restaurant Constructed	of Operation (1)
Bear Valley Road	Victorville, CA	February 4, 1986	60 seat with drive through service window	June 13, 1986
West Valley Boulevard	Colton, CA	March 11, 1986	60 seat with drive through service window	June 24, 1986
Palmdale Boulevard	Palmdale, CA	December 12, 1986	60 seat with drive through service window	May 7, 1987
South Gate Town Center	South Gate, CA	January 28, 1987	60 seat with drive through service window	May 28, 1987 (2)
Main Avenue	Fallbrook, CA	March 10, 1987	60 seat with drive through service window	August 19, 1987 (3)
De Anza Country Shopping Center	Pedley, CA	April 13, 1987	60 seat with drive through service window	October 28, 1987
Varner Road	Thousand Palms, CA	October 14, 1987	60 seat with drive through service window	April 28, 1988

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In May 1994, the South Gate property was sold yielding net proceeds to the Partnership of $497,202.

(3)	In November 1994, the Fallbrook property was sold yielding net proceeds to the Partnership of $357,531.

Item 3. Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Partnership’s Common Equity and Related Security Holder
Matters

The Partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 1,098 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7.

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Rental revenues	$609,969	$594,685	$575,728	$527,732	$488,519
General and administrative expense	71,175	56,748	53,498	51,511	51,727
Depreciation expense	54,180	54,180	54,180	54,180	54,180
Interest and other income	2,921	3,314	5,797	6,070	5,282
Net income	487,535	487,071	473,847	428,111	387,894
Net income per limited partnership unit	17.87	17.86	17.37	15.69	14.22
Cash distributions per limited partnership unit	19.26	19.77	18.87	17.21	16.35
Total assets	2,367,630	2,398,716	2,452,804	2,491,290	2,526,820
Long-term obligations	None	None	None	None	None

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

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

Results of Operations – (Continued)

The following table sets forth rental revenues earned by restaurant for the year:

	Year Ended December 31,
	2003	2002	2001
Bear Valley Rd., Victorville, CA	$115,056	$106,781	$103,210
West Valley Blvd., Colton, CA	143,655	141,473	136,772
Palmdale Blvd., Palmdale, CA	78,128	80,728	87,539
DeAnza Country Shopping Center, Pedley, CA	114,764	105,911	92,514
Varner Road, Thousand Palms, CA	158,366	159,792	155,693

Total	$609,969	$594,685	$575,728

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $609,969 during the year ended December 31, 2003, which represents an increase of $15,284 from 2002. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The Partnership earned rental revenues of $594,685 during the year ended December 31, 2002, which represents an increase of $18,957 from 2001. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total General & Administrative Expense
	Year Ended December 31,
	2003	2002	2001
Accounting fees	52.09%	55.85%	54.66%
Distribution of information to limited partners	46.63	41.06	43.84
Other	1.28	3.09	1.50

	100.00%	100.00%	100.00%

General and administrative costs increased by $14,427 from 2002 to 2003. The increase was caused primarily by increased costs for income tax preparation, annual audit fees, accounting services and printing and mailing costs, as well as additional incremental costs incurred to change auditors and maintain regulatory compliance standards required of public registrants.

General and administrative costs increased by $3,250 from 2001 to 2002. The increase was caused primarily by increased costs for income tax preparation, annual audit fees and costs associated with leasing software.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations – (Continued)

Depreciation expense was the same in both 2002 and 2003.

Net income increased by $464 from 2002 to 2003 due to the increase in revenues of $15,284 offset by the $14,427 increase in general and administrative expenses and the decrease in other income of $393.

Net income increased by $13,224 from 2001 to 2002 due to the increase in revenues of $18,957 offset by the $3,250 increase in general and administrative expenses and the decrease in other income of $2,483.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46. Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R would apply.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-K are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in Item 8 of this Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements

PART I. INFORMATION

(KPMG LETTERHEAD)

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Del Taco Restaurant Properties II:

We have audited the accompanying balance sheet of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2003, and the related statements of income, partners’ equity and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Orange County, California
February 13, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Del Taco Restaurant Properties II:

In our opinion, the accompanying balance sheet and the related statements of income, partners’ equity, and cash flows present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II (A California Limited Partnership) at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Del Taco Restaurant Properties II for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$182,997	$166,116
Receivable from Del Taco, Inc.	54,854	48,698
Deposits	1,295	1,238

Total current assets	239,146	216,052

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,815,351	1,761,171

	2,128,484	2,182,664

	$2,367,630	$2,398,716

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$32,612	$25,977
Accounts payable	4,608	4,551

Total current liabilities	37,220	30,528

PARTNERS’ EQUITY:
Limited partners	2,356,155	2,393,556
General partner-Del Taco, Inc.	(25,745)	(25,368)

	2,330,410	2,368,188

	$2,367,630	$2,398,716

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
RENTAL REVENUES:	$609,969	$594,685	$575,728

EXPENSES:
General and administrative	71,175	56,748	53,498
Depreciation	54,180	54,180	54,180

Operating income	484,614	483,757	468,050
OTHER INCOME:
Interest	1,496	2,014	4,097
Other	1,425	1,300	1,700

Net income	$487,535	$487,071	$473,847

Net income per limited partnership unit	$17.87	$17.86	$17.37

Number of units used in computing per unit amounts	27,006	27,006	27,006

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF PARTNERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2000	27,006	$2,485,629	$(24,438)	$2,461,191
Net income	—	469,109	4,738	473,847
Cash distributions	—	(509,593)	(5,147)	(514,740)

Balance, December 31, 2001	27,006	2,445,145	(24,847)	2,420,298
Net income	—	482,200	4,871	487,071
Cash distributions	—	(533,789)	(5,392)	(539,181)

Balance, December 31, 2002	27,006	2,393,556	(25,368)	2,368,188
Net income	—	482,659	4,876	487,535
Cash distributions	—	(520,060)	(5,253)	(525,313)

Balance, December 31, 2003	27,006	$2,356,155	$(25,745)	$2,330,410

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$487,535	$487,071	$473,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,180	54,180	54,180
Changes in operating assets and liabilities:
(Increase) decrease in receivable from Del Taco, Inc.	(6,156)	851	(2,198)
(Increase) decrease in deposits	(57)	(238)	414
Increase in payable to limited partners	6,635	5,039	2,834
Increase (decrease) in accounts payable	57	(7,017)	(427)

Net cash provided by operating activities	542,194	539,886	528,650
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(525,313)	(539,181)	(514,740)

Net increase in cash	16,881	705	13,910
Beginning cash balance	166,116	165,411	151,501

Ending cash balance	$182,997	$166,116	$165,411

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties II, a California limited partnership (the Partnership), was formed on June 20, 1984, for the purpose of acquiring real property in California for construction of seven Mexican-American restaurants to be leased under long-term agreements to Del Taco, Inc. (General Partner or Del Taco), for operation under the Del Taco trade name. As of April 28, 1988, all seven restaurants had commenced operation on acquired properties. The South Gate and Fallbrook properties were sold on May 18, 1994 and November 30, 1994, respectively.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R would apply.

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

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenue is recognized based on 12 percent of gross sales of the restaurants which is recorded at the point of sale.

Concentration of Risk: The five restaurants leased to Del Taco make up almost all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2003. Therefore, the business of the Partnership is almost entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

NOTE 2 — PARTNERS’ EQUITY

Pursuant to the partnership agreement, annual partnership net income or loss is allocated one percent to the General Partner and 99 percent to the limited partners. Partnership gains from any sale or refinancing are to be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs previously allocated. Additional gains are to be allocated 15 percent to the General Partner and 85 percent to the limited partners.

NOTE 3 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Partnership had a total of five properties leased as of December 31, 2003, 2002 and 2001.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,083,073, $4,955,708 and $4,797,733 and unaudited net income of $418,345, $382,117and $359,228 for the years ended December 31, 2003, 2002 and 2001, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 4 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2003. The rent receivable was collected in January 2004.

The General Partner received $5,253 in distributions during 2003 relating to its one percent interest in the Partnership.

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

NOTE 5 — INCOME TAXES

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2003	2002	2001
Net income per financial statements	$487,535	$487,071	$473,847
Excess book depreciation	8,364	8,363	8,509

Taxable income	$495,899	$495,434	$482,356

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2003, is as follows (unaudited):

Partners’ equity per financial statements	$2,330,410
Issue costs of limited partnership units capitalized for tax purposes	986,745
Excess book depreciation	60,285
Writedown of real estate previously held for sale	161,963
Other	5,465

Partners’ equity for tax purposes	$3,544,868

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
December 31, 2003 and 2002

NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners were as follows:

	Cash	Weighted	Number of Units
	Distributions per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2000	$4.71	27,006	27,006
March 31, 2001	4.42	27,006	27,006
June 30, 2001	4.52	27,006	27,006
September 30, 2001	5.22	27,006	27,006

Total paid in 2001	$18.87

December 31, 2001	$5.11	27,006	27,006
March 31, 2002	4.43	27,006	27,006
June 30, 2002	4.78	27,006	27,006
September 30, 2002	5.45	27,006	27,006

Total paid in 2002	$19.77

December 31, 2002	$4.95	27,006	27,006
March 31, 2003	4.01	27,006	27,006
June 30, 2003	4.87	27,006	27,006
September 30, 2003	5.43	27,006	27,006

Total paid in 2003	$19.26

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2003 amounted to $5.33 per limited partnership unit and were paid in January 2004.

NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2003:
Rental revenues	$138,963	$152,056	$157,114	$161,836
Net income	92,284	123,774	134,556	136,921
Net income per limited partnership unit	3.38	4.54	4.93	5.02
Year ended December 31, 2002:
Rental revenues	$143,247	$154,605	$151,958	$144,875
Net income	105,831	126,000	132,095	123,145
Net income per limited partnership unit	3.88	4.62	4.84	4.52

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Refer to Form’s 8-k filed on April 17, 2003 and May 13, 2003.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls:

There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Asset-Backed issuers:

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a) & (b)	The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	57
C. Ronald Petty	President	59
Robert J. Terrano	Executive Vice President and Chief Financial Officer	48
James D. Stoops	Executive Vice President, Operations	51
Janet D. Erickson	Executive Vice President, Purchasing	47
Shirlene Lopez	Executive Vice President, Operations Services	39
Michael L. Annis	Vice President, Secretary and General Counsel	57

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2004.

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

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2003, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $4,876 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $5,253 in distributions relating to its one percent interest in the Partnership.

(b)	During 2003, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2003 for any amount in excess of $55,000.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP and Pricewaterhouse Coopers LLP for the audit of the Company’s annual financial statements and other services for 2003 and 2002, respectively.

	2003	2002
Audit Fees	$8,375	$10,000
Audit-Related Fees	0	0
Tax Fees	13,000	11,000
All Other Fees	0	0

Total	$21,375	$21,000

The General Partner has considered whether the independent auditors provision of tax services to the Company is compatible with the auditor’s independence. Additionally, the General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Included in Part II of this report:

Independent Auditors’ Report Balance Sheets Statements of Income Statements of Partners’ Equity Statements of Cash Flows Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedule Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2003.

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

Orange County, California
February 15, 2002

DEL TACO RESTAURANT PROPERTIES II — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
Description	Encumbrances	to company		acquisition	close of period
		Land	Buildings &		Land, Buildings &
(All Restaurants)		& land	Improve-	Carrying	improvements
		improvements	ments	costs	Total

Victorville, CA	$—	$327,770	$224,843	$—	$552,613
Colton, CA	—	262,661	180,179	—	442,840
Palmdale, CA	—	404,791	277,677	—	682,468
Pedley, CA	—	364,334	249,925	—	614,259
Thousand Palms, CA	—	446,450	306,255	—	752,705

	$—	$1,806,006	$1,238,879	$—	$3,044,885

[Additional columns below]

[Continued from above table, first column(s) repeated]

Description				Life on which
	Accumulated	Date of	Date	depreciation in latest
	depreciation	construction	acquired	income statement
(All Restaurants)				is computed

Victorville, CA	$166,316	1986	1986	20(LI),35(BI)
Colton, CA	133,280	1986	1986	20(LI),35(BI)
Palmdale, CA	205,400	1986	1986	20(LI),35(BI)
Pedley, CA	184,870	1987	1987	20(LI),35(BI)
Thousand Palms, CA	226,534	1987	1987	20(LI),35(BI)

	$916,400

		Accumulated
	Restaurants	Depreciation

Balances at December 31, 2000:	$3,044,885	$753,860
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2001:	3,044,885	808,040
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2002:	3,044,885	862,220
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2003:	$3,044,885	$916,400

The aggregate cost basis of Del Taco Restaurant Properties I real estate assets for Federal income tax purposes was $2,188,770 at December 31, 2003.

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
a California limited partnership

Del Taco, Inc.
General Partner

Date March 30, 2004	Kevin K. Moriarty

Kevin K. Moriarty
Director, Chairman and Chief
Executive Officer

Date March 30, 2004	Michael L. Annis

Michael L. Annis
Vice President, Secretary and
General Counsel

Date March 30, 2004	Robert J. Terrano

Robert J. Terrano
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002