Form 10-Q
period 2004-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2004-05-14
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

INDEX

DEL TACO RESTAURANT PROPERTIES II

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$194,965	$182,997
Receivable from Del Taco, Inc.	55,018	54,854
Deposits	1,175	1,295

Total current assets	251,158	239,146

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,828,896	1,815,351

	2,114,939	2,128,484

	$2,366,097	$2,367,630

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$34,328	$32,612
Accounts payable	38,948	4,608

Total current liabilities	73,276	37,220

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at March 31, 2004 and December 31, 2003	2,318,942	2,356,155
General partner-Del Taco, Inc.	(26,121)	(25,745)

	2,292,821	2,330,410

	$2,366,097	$2,367,630

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
RENTAL REVENUES	$156,878	$138,963

EXPENSES:
General and administrative	36,545	34,053
Depreciation	13,545	13,545

	50,090	47,598

Operating income	106,788	91,365
OTHER INCOME:
Interest	376	469
Other	575	450

Net income	$107,739	$92,284

Net income per limited partnership unit	$3.95	$3.38

Number of units used in computing per unit amounts	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,739	$92,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,545	13,545
Changes in operating assets and liabilities:
(Increase) decrease in receivable from Del Taco, Inc.	(164)	166
Decrease (increase) in deposits	120	(718)
Increase in accounts payable and payable to limited partners	36,056	4,529

Net cash provided by operating activities	157,296	109,806
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(145,328)	(135,139)

Net increase (decrease) in cash	11,968	(25,333)
Beginning cash balance	182,997	166,116

Ending cash balance	$194,965	$140,783

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2004, the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003 have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2004 and 2003.

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

MARCH 31, 2004

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

For the three months ended March 31, 2004, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,307,321 and net income of $102,424 as compared to $1,158,026 and $90,943, respectively, for the corresponding period in 2003. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March. The March rent was collected in April 2004.

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

NOTE 5 — DISTRIBUTIONS

On April 20, 2004, a distribution to the limited partners of $124,380, or approximately $4.61 per limited partnership unit, was approved. Such distribution was paid on April 28, 2004. The General Partner also received a distribution of $1,256 with respect to its 1% partnership interest. Total cash distributions paid in January 2004 were $145,328.

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

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,
	2004	2003
Bear Valley Rd., Victorville, CA	$29,203	$26,380
West Valley Blvd., Colton, CA	36,066	33,312
Palmdale Blvd., Palmdale, CA	20,044	17,206
DeAnza Country Shopping Center, Pedley, CA	30,561	26,324
Varner Road, Thousand Palms, CA	41,004	35,741

Total	$156,878	$138,963

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $156,878 during the three month period ended March 31, 2004, which represents an increase of $17,915 from 2003. The changes in rental revenues between 2004 and 2003 are directly attributable to increases in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2004	2003
Accounting fees	75.39%	75.09%
Distribution of information to limited partners	24.61	24.91

	100.00%	100.00%

General and administrative costs increased from 2003 to 2004 due to increased costs for audit and accounting fees and printing costs.

Net income increased by $15,455 from 2003 to 2004 due to the increase in revenues of $17,915, the net increase in interest and other income of $32, partially offset by the $2,492 increase in general and administrative expenses.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51. Interpretation 46, as amended, addresses consolidation by business enterprises of variable interest entities. Interpretation 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued Interpretation No. 46R which modified certain provisions of Interpretation 46. Interpretation No. 46R also modified the effective date of Interpretation 46. Companies must apply Interpretation No. 46R by the end of the first reporting period after December 15, 2003. The Company believes it has no variable interest entities to which Interpretation 46 nor Interpretation No. 46R applies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnerships financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2003 Form 10-K.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission Filings.

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

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date:	May 14, 2004	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President,
Chief Financial Officer

Exhibit Index

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002