Form 10-Q
period 2004-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2004-08-13
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

INDEX

DEL TACO RESTAURANT PROPERTIES II

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$193,334	$182,997
Receivable from Del Taco, Inc.	57,008	54,854
Deposits	1,559	1,295

Total current assets	251,901	239,146

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,842,441	1,815,351

	2,101,394	2,128,484

	$2,353,295	$2,367,630

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$35,370	$32,612
Accounts payable	7,458	4,608

Total current liabilities	42,828	37,220

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2004 and December 31, 2003	2,336,412	2,356,155
General partner-Del Taco, Inc.	(25,945)	(25,745)

	2,310,467	2,330,410

	$2,353,295	$2,367,630

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
RENTAL REVENUES	$168,159	$152,056	$325,037	$291,019

EXPENSES:
General and administrative	12,380	15,589	48,925	49,642
Depreciation	13,545	13,545	27,090	27,090

	25,925	29,134	76,015	76,732

Operating income	142,234	122,922	249,022	214,287
OTHER INCOME:
Interest	424	352	800	821
Other	625	500	1,200	950

Net income	$143,283	$123,774	$251,022	$216,058

Net income per limited partnership unit (note 2)	$5.25	$4.54	$9.20	$7.92

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$251,022	$216,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,090	27,090
Changes in operating assets and liabilities:
Increase in receivable from Del Taco, Inc.	(2,154)	(2,819)
Increase in deposits	(264)	(295)
Increase in accounts payable and payable to limited partners	5,608	4,506

Net cash provided by operating activities	281,302	244,540
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(270,965)	(244,422)

Net increase in cash	10,337	118
Beginning cash balance	182,997	166,116

Ending cash balance	$193,334	$166,234

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003 have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the weighted average number of units outstanding during the periods presented which amounted to 27,006 in the periods presented.

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

JUNE 30, 2004

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

For the three months ended June 30, 2004, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,401,324 and unaudited net income of $114,695 as compared to $1,267,135 and $109,325, respectively, for the corresponding period in 2003. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the six months ended June 30, 2004, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,708,645 and unaudited net income of $217,119 as compared to $2,425,161 and $200,268, respectively, for the corresponding period in 2003.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of June. The June rent was collected in July 2004.

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

NOTE 5 — DISTRIBUTIONS

On July 21, 2004, a distribution to the limited partners of $151,434 or approximately $5.61 per limited partnership unit was approved. Such distribution was paid on July 28, 2004. The General Partner also received a distribution of $1,530 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2004 were $145,328 and $ 125,637, respectively.

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

The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Bear Valley Rd., Victorville, CA	$30,402	$28,982	$59,605	$55,362
West Valley Blvd., Colton, CA	38,790	36,267	74,855	69,579
Palmdale Blvd., Palmdale, CA	21,379	18,791	41,424	35,997
DeAnza Country Shopping Center, Pedley, CA	32,611	28,298	63,172	54,622
Varner Road, Thousand Palms, CA	44,977	39,718	85,981	75,459

Total	$168,159	$152,056	$325,037	$291,019

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $168,159 during the three month period ended June 30, 2004, which represents an increase of $16,103 from the corresponding period in 2003. The Partnership earned rental revenue of $325,037 during the six month period ended June 30, 2004, which represents an increase of $34,018 from the corresponding period in 2003. The changes in rental revenues between 2004 and 2003 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Accounting fees	35.40%	46.26%	69.81%	70.39%
Distribution of information to Limited Partners	64.60%	53.74%	30.19%	29.61%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2004 decreased from the corresponding period in the previous year due to costs incurred in changing auditors in 2003. General and administrative costs for the six month period ended June 30, 2004 decreased from the corresponding period in the previous year due to costs incurred in changing auditors in 2003, partially offset by increased costs for audit, accounting fees and printing costs.

For the three month period ended June 30, 2004, net income increased $19,509 from 2003 to 2004 due to the increase in revenues of $16,103, the increase in interest and other income of $197 and the $3,209 decrease in general and administrative expenses. For the six month period ended June 30, 2004, net income increased by $34,964 from 2003 to 2004 due to an increase in revenues of $34,018, the increase in interest and other income of $229 and the decrease in general and administrative expenses of $717.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes it has no variable interest entities to which FIN 46R applies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2003 Form 10-K.

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

DEL TACO INCOME PROPERTIES IV
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date:	August 13, 2004	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President,
Chief Financial Officer

Exhibit Index

Exhibit 31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002