Form 10-Q
period 2004-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2004-11-12
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

INDEX

DEL TACO RESTAURANT PROPERTIES II

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$211,529	$182,997
Receivable from Del Taco, Inc.	54,519	54,854
Deposits	1,440	1,295

Total current assets	267,488	239,146

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,855,986	1,815,351

	2,087,849	2,128,484

	$2,355,337	$2,367,630

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$34,786	$32,612
Accounts payable	13,524	4,608

Total current liabilities	48,310	37,220

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2004 and December 31, 2003	2,333,006	2,356,155
General partner-Del Taco, Inc.	(25,979)	(25,745)

	2,307,027	2,330,410

	$2,355,337	$2,367,630

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
RENTAL REVENUES	$173,189	$157,114	$498,226	$448,133

EXPENSES:
General and administrative	10,745	9,744	59,670	59,386
Depreciation	13,545	13,545	40,635	40,635

	24,290	23,289	100,305	100,021

Operating income	148,899	133,825	397,921	348,112
OTHER INCOME:
Interest	424	331	1,224	1,152
Other	200	400	1,400	1,350

Net income	$149,523	$134,556	$400,545	$350,614

Net income per limited partnership unit (note 2)	$5.48	$4.93	$14.68	$12.85

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$400,545	$350,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,635	40,635
Changes in operating assets and liabilities:
Decrease (increase) in receivable from Del Taco, Inc.	335	(1,003)
Increase in deposits	(145)	(176)
Increase in accounts payable and payable to limited partners	11,090	7,015

Net cash provided by operating activities	452,460	397,085
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(423,928)	(377,350)

Net increase in cash	28,532	19,735
Beginning cash balance	182,997	166,116

Ending cash balance	$211,529	$185,851

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2003 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003 have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

SEPTEMBER 30, 2004

(Unaudited)

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

For the three months ended September 30, 2004, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,443,238 and unaudited net income of $128,405 as compared to $1,309,283 and $97,980, respectively, for the corresponding period in 2003. Net income by restaurant includes corporate charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

For the nine months ended September 30, 2004, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,151,883 and unaudited net income of $345,524 as compared to $3,734,444 and $298,248, respectively, for the corresponding period in 2003.

NOTE 4 — TRANSACTIONS WITH DEL TACO

The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of September. The September rent was collected in October 2004.

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

NOTE 5 — DISTRIBUTIONS

On October 27, 2004, a distribution to the limited partners of $170,025 or approximately $6.30 per limited partnership unit was approved. Such distribution was paid on October 28, 2004. The General Partner also received a distribution of $1,717 with respect to its 1% partnership interest. Total cash distributions paid in January, April and July 2004 were $145,328, $125,637 and $152,963, respectively.

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks to limited partners that have remained outstanding for 6 months or longer.

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

The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Bear Valley Rd., Victorville, CA	$32,261	$29,687	$91,865	$85,049
West Valley Blvd., Colton, CA	41,117	37,683	115,973	107,262
Palmdale Blvd., Palmdale, CA	21,986	20,597	63,409	56,594
DeAnza Country Shopping Center, Pedley, CA	33,260	29,020	96,433	83,642
Varner Road, Thousand Palms, CA	44,565	40,127	130,546	115,586

Total	$173,189	$157,114	$498,226	$448,133

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $173,189 during the three month period ended September 30, 2004, which represents an increase of $16,075 from the corresponding period in 2003. The Partnership earned rental revenue of $498,226 during the nine month period ended September 30, 2004, which represents an increase of $50,093 from the corresponding period in 2003. The changes in rental revenues between 2004 and 2003 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Accounting fees	57.66%	40.65%	67.63%	65.51%
Distribution of information to Limited Partners	42.34%	59.35%	32.37%	34.49%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2004 increased from the corresponding period in the previous year due to increased auditing and accounting costs partially offset by a decrease in printing costs. General and administrative costs for the nine month period ended September 30, 2004 were essentially the same as the corresponding period in 2003 as a result of an increase in auditing and accounting costs that were almost entirely offset by a reduction in printing costs.

For the three month period ended September 30, 2004, net income increased $14,967 from 2003 to 2004 due to the increase in revenues of $16,075, the decrease in interest and other income of $107 and the $1,001 increase in general and administrative expenses. For the nine month period ended September 30, 2004, net income increased by $49,931 from 2003 to 2004 due to an increase in revenues of $50,093, the increase in interest and other income of $122 and the increase in general and administrative expenses of $284.

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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	November 12, 2004	/s/ Robert J. Terrano

Robert J. Terrano Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit 31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002