Form 10-K
period 2004-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2005-03-28
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2004, the Partnership had a total of five properties leased to Del Taco.

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

Item 2. Properties

The Partnership acquired seven properties with proceeds obtained from the sale of partnership units:

Date of
		Date of	Restaurant	Commencement
Address	City, State	Acquisition	Constructed	of Operation (1)
Bear Valley Road	Victorville, CA	February 4, 1986	60 seat with drive through service window	June 13, 1986

West Valley Boulevard	Colton, CA	March 11, 1986	60 seat with drive through service window	June 24, 1986

Palmdale Boulevard	Palmdale, CA	December 12, 1986	60 seat with drive through service window	May 7, 1987

South Gate TownCenter	South Gate, CA	January 28, 1987	60 seat with drive through service window	May 28, 1987 (2)

Main Avenue	Fallbrook, CA	March 10, 1987	60 seat with drive through service window	August 19, 1987 (3)

De Anza Country Shopping Center	Pedley, CA	April 13, 1987	60 seat with drive through service window	October 28, 1987

Varner Road	Thousand Palms, CA	October 14, 1987	60 seat with drive through service window	April 28, 1988

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In May 1994, the South Gate property was sold yielding net proceeds to the Partnership of $497,202.

(3)	In November 1994, the Fallbrook property was sold yielding net proceeds to the Partnership of $357,531.

Item 3. Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Partnership’s Common Equity and Related Security Holder Matters

The Partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 1,072 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6. Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Rental revenues	$665,398	$609,969	$594,685	$575,728	$527,732
General and administrative expense	71,316	71,175	56,748	53,498	51,511
Depreciation expense	54,180	54,180	54,180	54,180	54,180
Interest and other income	3,418	2,921	3,314	5,797	6,070
Net income	543,320	487,535	487,071	473,847	428,111
Net income per limited partnership unit	19.92	17.87	17.86	17.37	15.69
Cash distributions per limited partnership unit	21.84	19.26	19.77	18.87	17.21
Total assets	2,330,405	2,367,630	2,398,716	2,452,804	2,491,290
Long-term obligations	None	None	None	None	None

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations – (Continued)

The following table sets forth rental revenues earned by restaurant for the year:

	Year Ended December 31,
	2004	2003	2002
Bear Valley Rd., Victorville, CA	$123,424	$115,056	$106,781
West Valley Blvd., Colton, CA	155,026	143,655	141,473
Palmdale Blvd., Palmdale, CA	83,539	78,128	80,728
DeAnza Country Shopping Center, Pedley, CA	128,722	114,764	105,911
Varner Road, Thousand Palms, CA	174,687	158,366	159,792

Total	$665,398	$609,969	$594,685

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $665,398 during the year ended December 31, 2004, which represents an increase of $55,429 from 2003. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The Partnership earned rental revenues of $609,969 during the year ended December 31, 2003, which represents an increase of $15,284 from 2002. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General & Administrative Expense

	Year Ended December 31,
	2004	2003	2002
Accounting fees	55.79%	52.09%	55.85%
Distribution of information to limited partners	42.55%	46.63%	41.06%
Other	1.66%	1.28%	3.09%

	100.00%	100.00%	100.00%

General and administrative costs increased by $141 from 2003 to 2004. The increase was caused primarily by increased costs for annual audit fees and accounting services, partially offset by decreased costs for income tax preparation and printing and mailing costs.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Results of Operations – (Continued)

Depreciation expense was the same in 2004, 2003 and 2002.

Net income increased by $55,785 from 2003 to 2004 due to the increases in revenues of $55,429 and other income of $497 offset by the $141 increase in general and administrative expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements

PART I. INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Del Taco Restaurant Properties II:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2004 and 2003, and the related statements of income, partners’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2004 and 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Del Taco Restaurant Properties II:

In our opinion, the statements of income, partners’ equity, and cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Del Taco Restaurant Properties II (A California Limited Partnership) for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California
January 22, 2003

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$197,784	$182,997
Receivable from Del Taco, Inc.	56,537	54,854
Deposits	1,780	1,295

Total current assets	256,101	239,146

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,869,531	1,815,351

	2,074,304	2,128,484

	$2,330,405	$2,367,630

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$37,207	$32,612
Accounts payable	15,138	4,608

Total current liabilities	52,345	37,220

PARTNERS’ EQUITY
Limited partners	2,304,328	2,356,155
General partner-Del Taco, Inc.	(26,268)	(25,745)

	2,278,060	2,330,410

	$2,330,405	$2,367,630

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
RENTAL REVENUES	$665,398	$609,969	$594,685

EXPENSES:
General and administrative	71,316	71,175	56,748
Depreciation	54,180	54,180	54,180

Operating income	539,902	484,614	483,757
OTHER INCOME
Interest	1,793	1,496	2,014
Other	1,625	1,425	1,300

Net income	$543,320	$487,535	$487,071

Net income per limited partnership unit	$19.92	$17.87	$17.86

Number of units used in computing per unit amounts	27,006	27,006	27,006

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF PARTNERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2001	27,006	$2,445,145	$(24,847)	$2,420,298
Net income	—	482,200	4,871	487,071
Cash distributions	—	(533,789)	(5,392)	(539,181)

Balance, December 31, 2002	27,006	2,393,556	(25,368)	2,368,188
Net income	—	482,659	4,876	487,535
Cash distributions	—	(520,060)	(5,253)	(525,313)

Balance, December 31, 2003	27,006	2,356,155	(25,745)	2,330,410
Net income	—	537,887	5,433	543,320
Cash distributions	—	(589,714)	(5,956)	(595,670)

Balance, December 31, 2004	27,006	$2,304,328	$(26,268)	$2,278,060

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$543,320	$487,535	$487,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,180	54,180	54,180
Changes in operating assets and liabilities:
(Increase) decrease in receivable from Del Taco, Inc.	(1,683)	(6,156)	851
Increase in deposits	(485)	(57)	(238)
Increase in payable to limited partners	4,595	6,635	5,039
Increase (decrease) in accounts payable	10,530	57	(7,017)

Net cash provided by operating activities	610,457	542,194	539,886
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(595,670)	(525,313)	(539,181)

Net increase in cash	14,787	16,881	705
Beginning cash balance	182,997	166,116	165,411

Ending cash balance	$197,784	$182,997	$166,116

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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED

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

Net Income Per Limited Partnership Unit: Net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by the weighted average number of units outstanding during the period which amounted to 27,006 for all years presented.

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

Concentration of Risk: The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2004. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

NOTE 3 — LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Partnership had a total of five properties leased as of December 31, 2004, 2003 and 2002.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,544,983, $5,083,073 and $4,955,708 and unaudited net income of $467,008, $418,345 and $382,117 for the years ended December 31, 2004, 2003 and 2002, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 4 — RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2004. The rent receivable was collected in January 2005.

The General Partner received $5,956 in distributions during 2004 relating to its one percent interest in the Partnership.

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

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2004	2003	2002
Net income per financial statements	$543,320	$487,535	$487,071
Excess book depreciation	8,364	8,364	8,363

Taxable income	$551,684	$495,899	$495,434

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2004, is as follows (unaudited):

Partners’ equity per financial statements	$2,278,060
Issue costs of limited partnership units capitalized for tax purposes	986,745
Excess book depreciation	68,649
Writedown of real estate previously held for sale	161,963
Other	5,465

Partners’ equity for tax purposes	$3,500,882

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED

NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2001	$5.11	27,006	27,006
March 31, 2002	4.43	27,006	27,006
June 30, 2002	4.78	27,006	27,006
September 30, 2002	5.45	27,006	27,006

Total paid in 2002	$19.77

December 31, 2002	$4.95	27,006	27,006
March 31, 2003	4.01	27,006	27,006
June 30, 2003	4.87	27,006	27,006
September 30, 2003	5.43	27,006	27,006

Total paid in 2003	$19.26

December 31, 2003	$5.33	27,006	27,006
March 31, 2004	4.60	27,006	27,006
June 30, 2004	5.61	27,006	27,006
September 30, 2004	6.30	27,006	27,006

Total paid in 2004	$21.84

Cash distributions per limited partnership unit were calculated based upon the weighted average number of units outstanding for each quarter and were paid from operations. Cash distributions for the quarter ended December 31, 2004 amounted to $5.70 per limited partnership unit and were paid in January 2005.

NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2004:
Rental revenues	$156,878	$168,159	$173,189	$167,172
Net income	107,739	143,283	149,523	142,775
Net income per limited partnership unit	3.95	5.25	5.48	5.24
Year ended December 31, 2003:
Rental revenues	$138,963	$152,056	$157,114	$161,836
Net income	92,284	123,774	134,556	136,921
Net income per limited partnership unit	3.38	4.54	4.93	5.02

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

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

(d)	Asset-Backed issuers:

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Partnership’s General Partner

(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	58
C. Ronald Petty	President	60
Robert J. Terrano	Executive Vice President and Chief Financial Officer	49
James D. Stoops	Executive Vice President, Operations	52
Janet D. Erickson	Executive Vice President, Purchasing	48
Shirlene Lopez	Executive Vice President, Operations Services	40
Michael L. Annis	Vice President, Secretary and General Counsel	58

The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2005.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions

(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2004, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $5,433 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $5,956 in distributions relating to its one percent interest in the Partnership.

(b)	During 2004, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2004 for any amount in excess of $55,000.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by KPMG LLP and PricewaterhouseCoopers for the audit of the Company’s annual financial statements and other services for 2004 and 2003, respectively.

	2004	2003
Audit Fees	$13,425	$10,625
Audit-Related Fees	0	0
Tax Fees	11,187	13,000
All Other Fees	0	0

Total	$24,612	$21,375

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm Balance Sheets Statements of Income Statements of Partners’ Equity Statements of Cash Flows Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the last quarter of 2004.

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

Report of Independent Registered Public Accounting Firm
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

/s/ PricewaterhouseCoopers LLP

Orange County, California
January 22, 2003

DEL TACO RESTAURANT PROPERTIES II — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

					Gross amount at
		Initial cost		Cost capitalized	which carried at
		to company		subsequent to	close of period				Life on which
		Land	Building &	acquisition	Land, buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed
Victorville, CA	$—	$327,770	$224,843	$—	$552,613	$176,149	1986	1986	20 (LI), 35 (BI)
Colton, CA	—	262,661	180,179	—	442,840	141,160	1986	1986	20 (LI), 35 (BI)
Palmdale, CA	—	404,791	277,677	—	682,468	217,544	1986	1986	20 (LI), 35 (BI)
Pedley, CA	—	364,334	249,925	—	614,259	195,800	1987	1987	20 (LI), 35 (BI)
Thousand Palms, CA	—	446,450	306,255	—	752,705	239,927	1987	1987	20 (LI), 35 (BI)

	$—	$1,806,006	$1,238,879	$—	$3,044,885	$970,580

						Accumulated
					Restaurants	Depreciation

Balances at December 31, 2001:					$3,044,885	$808,040
Additions					—	54,180
Retirements					—	—

Balances at December 31, 2002:					3,044,885	862,220
Additions					—	54,180
Retirements					—	—

Balances at December 31, 2003:					3,044,885	916,400
Additions					—	54,180
Retirements					—	—

Balances at December 31, 2004:					$3,044,885	$970,580

The aggregate cost basis of Del Taco Restaurant Properties II real estate assets for Federal income tax purposes was $2,188,770 at December 31, 2004.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II

a California limited partnership

Del Taco, Inc.
General Partner

Date March 25, 2005	Kevin K. Moriarty

Kevin K. Moriarty Director, Chairman and Chief Executive Officer

Date March 25, 2005	Michael L. Annis

Michael L. Annis Vice President, Secretary and General Counsel

Date March 25, 2005	Robert J. Terrano

Robert J. Terrano Executive Vice President and Chief Financial Officer

Exhibit No.	Description
1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.
2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.
3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002