Form 10-Q
period 2005-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2005-05-16
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

INDEX

DEL TACO RESTAURANT PROPERTIES II

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$192,255	$197,784
Receivable from Del Taco, Inc.	62,064	56,537
Deposits	1,560	1,780

Total current assets	255,879	256,101

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less–accumulated depreciation	1,883,076	1,869,531

	2,060,759	2,074,304

	$2,316,638	$2,330,405

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$36,276	$37,207
Accounts payable	41,514	15,138

Total current liabilities	77,790	52,345

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at March 31, 2005 and December 31, 2004	2,265,509	2,304,328
General partner-Del Taco, Inc.	(26,661)	(26,268)

	2,238,848	2,278,060

	$2,316,638	$2,330,405

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
RENTAL REVENUES	$167,343	$156,878

EXPENSES:
General and administrative	38,740	36,545
Depreciation	13,545	13,545

	52,285	50,090

Operating income	115,058	106,788

OTHER INCOME:
Interest	608	376
Other	700	575

Net income	$116,366	$107,739

Net income per limited partnership unit	$4.27	$3.95

Number of units used in computing per unit amounts	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$116,366	$107,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,545	13,545
Changes in operating assets and liabilities:
Increase in receivable from Del Taco, Inc.	(5,527)	(164)
Decrease in deposits	220	120
Increase in accounts payable and payable to limited partners	25,445	36,056

Net cash provided by operating activities	150,049	157,296

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(155,578)	(145,328)

Net increase (decrease) in cash	(5,529)	11,968

Beginning cash balance	197,784	182,997

Ending cash balance	$192,255	$194,965

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2005, the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004 have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 – NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2005 and 2004.

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

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

MARCH 31, 2005

NOTE 3 – LEASING ACTIVITIES

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

For the three months ended March 31, 2005, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,394,525 and net income of $121,212 as compared to $1,307,321 and $102,424, respectively, for the corresponding period in 2004. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

NOTE 4 – TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March. The March rent receivable was collected in April 2005.

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

NOTE 5 – DISTRIBUTIONS

On April 20, 2005, a distribution to the limited partners of $149,470, or approximately $5.53 per limited partnership unit, was approved. Such distribution was paid on April 29, 2005. The General Partner also received a distribution of $1,510 with respect to its 1% partnership interest. Total cash distributions paid in January 2005 were $155,578.

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

The increase in accounts payable from December 31, 2004 is a seasonal increase due to the timing of certain accounting, audit and tax services.

Results of Operations

The Partnership owned seven properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating.

The following table sets forth rental revenue earned by restaurant:

	Three Months Ended
	March 31,
	2005	2004
Bear Valley Rd., Victorville, CA	$30,162	$29,203

West Valley Blvd., Colton, CA	39,896	36,066

Palmdale Blvd., Palmdale, CA	19,941	20,044

DeAnza Country Shopping Center, Pedley, CA	31,804	30,561

Varner Road, Thousand Palms, CA	45,540	41,004

Total	$167,343	$156,878

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $167,343 during the three month period ended March 31, 2005, which represents an increase of $10,465 from 2004. The changes in rental revenues between 2004 and 2005 are directly attributable to increases in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2005	2004
Accounting fees	71.44%	75.39%
Distribution of information to limited partners	28.56	24.61

	100.00%	100.00%

General and administrative costs increased from 2004 to 2005 primarily due to increased costs for software licensing fees which slightly increased the percentage of general and administrative expense related to distribution of information to limited partners as shown in the table above.

Net income increased by $8,627 from 2004 to 2005 due to the increases in revenues of $10,465 and interest and other income of $357, partially offset by the $2,195 increase in general and administrative expenses.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2004 Form
10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant

Del Taco, Inc. General Partner

Date:	May 13, 2005	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002