Form 10-Q
period 2005-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2005-08-15
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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

INDEX
DEL TACO RESTAURANT PROPERTIES II

DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash	$184,030	$197,784
Receivable from Del Taco, Inc.	59,332	56,537
Deposits	1,340	1,780

Total current assets	244,702	256,101

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less— accumulated depreciation	1,896,621	1,869,531

	2,047,214	2,074,304

	$2,291,916	$2,330,405

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$35,441	$37,207
Accounts payable	13,749	15,138

Total current liabilities	49,190	52,345

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2005 and December 31, 2004	2,269,348	2,304,328
General partner-Del Taco, Inc.	(26,622)	(26,268)

	2,242,726	2,278,060

	$2,291,916	$2,330,405

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

RENTAL REVENUES	$179,368	$168,159	$346,711	$325,037

EXPENSES:
General and administrative	12,141	12,380	50,881	48,925
Depreciation	13,545	13,545	27,090	27,090

	25,686	25,925	77,971	76,015

Operating income	153,682	142,234	268,740	249,022

OTHER INCOME:
Interest	676	424	1,284	800
Other	500	625	1,200	1,200

Net income	$154,858	$143,283	$271,224	$251,022

Net income per limited partnership unit (note 2)	$5.68	$5.25	$9.94	$9.20

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$271,224	$251,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,090	27,090
Changes in operating assets and liabilities:
Increase in receivable from Del Taco, Inc.	(2,795)	(2,154)
Decrease (increase) in deposits	440	(264)
(Decrease) increase in accounts payable and payable to limited partners	(3,155)	5,608

Net cash provided by operating activities	292,804	281,302

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(306,558)	(270,965)

Net (decrease) increase in cash	(13,754)	10,337

Beginning cash balance	197,784	182,997

Ending cash balance	$184,030	$193,334

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2005, the results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004 have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
JUNE 30, 2005
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
For the three months ended June 30, 2005, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,494,730 and unaudited net income of $134,271 as compared to $1,401,324 and $114,695, respectively, for the corresponding period in 2004. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.
For the six months ended June 30, 2005, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,889,255 and unaudited net income of $255,483 as compared to $2,708,645 and $217,119, respectively, for the corresponding period in 2004.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of June. The June rent was collected in July 2005.
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
NOTE 5 — DISTRIBUTIONS
On July 19, 2005, a distribution to the limited partners of $142,153 or approximately $5.26 per limited partnership unit was approved. Such distribution was paid on July 29, 2005. The General Partner also received a distribution of $1,436 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2005 were $155,578 and $150,980, respectively.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Bear Valley Rd., Victorville, CA	$32,519	$30,402	$62,682	$59,605

West Valley Blvd., Colton, CA	42,957	38,790	82,853	74,855

Palmdale Blvd., Palmdale, CA	21,903	21,379	41,843	41,424

DeAnza Country Shopping Center, Pedley, CA	34,139	32,611	65,943	63,172

Varner Road, Thousand Palms, CA	47,850	44,977	93,390	85,981

Total	$179,368	$168,159	$346,711	$325,037

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $179,368 during the three month period ended June 30, 2005, which represents an increase of $11,209 from the corresponding period in 2004. The Partnership earned rental revenue of $346,711 during the six month period ended June 30, 2005, which represents an increase of $21,674 from the corresponding period in 2004. The changes in rental revenues between 2005 and 2004 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Accounting fees	46.08%	35.40%	72.88%	69.81%
Distribution of information to Limited Partners	53.92%	64.60%	27.12%	30.19%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2005 decreased from the corresponding period in the previous year primarily due to decreased printing and distribution of information costs, partially offset by increased accounting and audit costs which increased the percentage of general and administrative expense related to accounting fees and lowered the percent related to distribution of information to limited partners. General and administrative costs for the six month period ended June 30, 2005 increased from the corresponding period in the previous year due to increased audit, accounting and software licensing costs, partially offset by decreased costs for printing and distribution of information which increased the percentage of general and administrative expense related to accounting fees and lowered the percent related to distribution of information to limited partners.
For the three month period ended June 30, 2005, net income increased $11,575 from 2004 to 2005 due to the increase in revenues of $11,209, the increase in interest and other income of $127 and the $239 decrease in general and administrative expenses. For the six month period ended June 30, 2005, net income increased by $20,202 from 2004 to 2005 due to an increase in revenues of $21,674, the increase in interest and other income of $484, partially offset by an increase in general and administrative expenses of $1,956.
Recent Accounting Pronouncements
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— continued
Critical Accounting Policies and Estimates
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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership) Registrant

Del Taco, Inc.
General Partner

Date: August 15, 2005	/s/ Robert J. Terrano

Robert J. Terrano
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002