Form 10-Q
period 2005-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2005-11-14
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$206,662	$197,784
Receivable from Del Taco, Inc.	55,975	56,537
Deposits	1,120	1,780

Total current assets	263,757	256,101

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,910,166	1,869,531

	2,033,669	2,074,304

	$2,297,426	$2,330,405

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$35,250	$37,207
Accounts payable	11,104	15,138

Total current liabilities	46,354	52,345

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2005	2,277,611	2,304,328
and December 31, 2004
General partner-Del Taco, Inc.	(26,539)	(26,268)

	2,251,072	2,278,060

	$2,297,426	$2,330,405

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
RENTAL REVENUES	$175,543	$173,189	$522,254	$498,226

EXPENSES:
General and administrative	10,840	10,745	61,722	59,670
Depreciation	13,545	13,545	40,635	40,635

	24,385	24,290	102,357	100,305

Operating income	151,158	148,899	419,897	397,921

OTHER INCOME:
Interest	575	424	1,861	1,224
Other	200	200	1,400	1,400

Net income	$151,933	$149,523	$423,158	$400,545

Net income per limited partnership unit (note 2)	$5.57	$5.48	$15.51	$14.68

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$423,158	$400,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,635	40,635
Changes in operating assets and liabilities:
Decrease in receivable from Del Taco, Inc.	562	335
Decrease (increase) in deposits	660	(145)
(Decrease) increase in accounts payable and payable to limited partners	(5,991)	11,090

Net cash provided by operating activities	459,024	452,460

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(450,146)	(423,928)

Net increase in cash	8,878	28,532

Beginning cash balance	197,784	182,997

Ending cash balance	$206,662	$211,529

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2004 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004 have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
NOTE 2 — ALLOCATION OF NET INCOME OR LOSS PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 units.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
SEPTEMBER 30, 2005
(Unaudited)
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2022. There is no minimum rental payments required under any of the leases.
For the three months ended September 30, 2005, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,462,860 and unaudited net income of $128,243 as compared to $1,443,238 and $128,405, respectively, for the corresponding period in 2004. Net income by restaurant includes corporate charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.
For the nine months ended September 30, 2005, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,352,115 and unaudited net income of $383,726 as compared to $4,151,883 and $345,524, respectively, for the corresponding period in 2004.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco, Inc. consists primarily of rent accrued for the month of September. The September rent was collected in October 2005.
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
NOTE 5 — DISTRIBUTIONS
On October 20, 2005, a distribution to the limited partners of $164,748 or approximately $6.10 per limited partnership unit was approved. Such distribution was paid on October 25, 2005. The General Partner also received a distribution of $1,664 with respect to its 1% partnership interest. Total cash distributions paid in January, April and July 2005 were $155,577, $150,980 and $143,589, respectively.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.

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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Bear Valley Rd., Victorville, CA	$32,414	$32,261	$95,095	$91,865
West Valley Blvd., Colton, CA	39,862	41,117	122,716	115,973
Palmdale Blvd., Palmdale, CA	22,034	21,986	63,877	63,409
DeAnza Country Shopping Center, Pedley, CA	34,624	33,260	100,567	96,433
Varner Road, Thousand Palms, CA	46,609	44,565	139,999	130,546

Total	$175,543	$173,189	$522,254	$498,226

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $175,543 during the three month period ended September 30, 2005, which represents an increase of $2,354 from the corresponding period in 2004. The Partnership earned rental revenue of $522,254 during the nine month period ended September 30, 2005, which represents an increase of $24,028 from the corresponding period in 2004. The changes in rental revenues between 2005 and 2004 are directly attributable to changes in sales levels at the restaurants under lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Accounting fees	54.38%	57.66%	69.63%	67.63%
Distribution of information to Limited Partners	45.62%	42.34%	30.37%	32.37%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2005 were essentially the same as the corresponding period in 2004. General and administrative costs for the nine month period ended September 30, 2005 increased from the corresponding period in the previous year due to increased auditing and accounting costs partially offset by a decrease in printing costs.
For the three month period ended September 30, 2005, net income increased $2,410 from 2004 to 2005 due to the increase in revenues of $2,354, the increase in interest and other income of $151, partially offset by the $95 increase in general and administrative expenses. For the nine month period ended September 30, 2005, net income increased by $22,613 from 2004 to 2005 due to an increase in revenues of $24,028, the increase in interest and other income of $637, partially offset by the increase in general and administrative expenses of $2,052.
Recent Accounting Pronouncements
None.
Off-Balance Sheet Arrangements
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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco, Inc.
General Partner

Date: November 14, 2005	/s/ Robert J. Terrano Robert J. Terrano
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

31.1	Kevin K. Moriarty’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Robert J. Terrano’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002