Form 10-K
period 2005-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2006-03-17
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        No  X

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes        No  X

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X     No

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant’s Form S-11 Registration Statement filed July 10, 1984 are incorporated by reference into Part IV of this report.

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer                Accelerated filer                Non-accelerated filer     X

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2005, the Partnership had a total of five properties leased to Del Taco.
The Partnership has no full time employees. The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

Item 2. Properties
The Partnership acquired seven properties with proceeds obtained from the sale of partnership units:

Date of Commencement
Address	City, State	Date of Acquisition	Restaurant Constructed	of Operation (1)
Bear Valley Road	Victorville, CA	February 4, 1986	60 seat with drive through service window	June 13, 1986

West Valley Boulevard	Colton, CA	March 11, 1986	60 seat with drive through service window	June 24, 1986

Palmdale Boulevard	Palmdale, CA	December 12, 1986	60 seat with drive through service window	May 7, 1987

South Gate Town Center	South Gate, CA	January 28, 1987	60 seat with drive through service window	May 28, 1987 (2)

Main Avenue	Fallbrook, CA	March 10, 1987	60 seat with drive through service window	August 19, 1987 (3)

De Anza Country Shopping Center	Pedley, CA	April 13, 1987	60 seat with drive through service window	October 28, 1987

Varner Road	Thousand Palms, CA	October 14, 1987	60 seat with drive through service window	April 28, 1988
See also Schedule III.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In May 1994, the South Gate property was sold yielding net proceeds to the Partnership of $497,202.

(3)	In November 1994, the Fallbrook property was sold yielding net proceeds to the Partnership of $357,531.

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
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
	2005	2004	2003	2002	2001
Rental revenues	$690,925	$665,398	$609,969	$594,685	$575,728

General and administrative expense	73,237	71,316	71,175	56,748	53,498

Depreciation expense	54,180	54,180	54,180	54,180	54,180

Interest and other income	4,471	3,418	2,921	3,314	5,797

Net income	567,979	543,320	487,535	487,071	473,847

Net income per limited partnership unit	20.82	19.92	17.87	17.86	17.37

Cash distributions per limited partnership unit	22.60	21.84	19.26	19.77	18.87

Total assets	2,276,807	2,330,405	2,367,630	2,398,716	2,452,804

Long-term obligations	—	—	—	—	—

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
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of Del Taco as the operator of the restaurants located at our properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations — (Continued)
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2005	2004	2003
Bear Valley Rd., Victorville, CA	$125,338	$123,424	$115,056
West Valley Blvd., Colton, CA	158,485	155,026	143,655
Palmdale Blvd., Palmdale, CA	83,906	83,539	78,128
DeAnza Country Shopping Center, Pedley, CA	136,319	128,722	114,764
Varner Road, Thousand Palms, CA	186,877	174,687	158,366

Total	$690,925	$665,398	$609,969

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $690,925 during the year ended December 31, 2005, which represents an increase of $25,527 from 2004. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The Partnership earned rental revenues of $665,398 during the year ended December 31, 2004, which represents an increase of $55,429 from 2003. The increase in rental revenues was caused by an increase in sales at the restaurants under lease.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2005	2004	2003
Accounting fees	56.50%	55.79%	52.09%
Distribution of information to limited partners	42.20	42.55	46.63
Other	1.29	1.66	1.28

	100.00	100.00	100.00

General and administrative costs increased by $1,921 from 2004 to 2005. The increase was caused primarily by increased costs for annual audit and accounting software licensing fees, partially offset by decreased costs for printing and mailing costs.
General and administrative costs increased by $141 from 2003 to 2004. The increase was caused primarily by increased costs for annual audit and accounting fees, partially offset by decreased costs for income tax preparation and printing and mailing costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations — (Continued)
Depreciation expense was the same in 2005, 2004, and 2003.
Net income increased by $24,659 from 2004 to 2005 due to the increases in revenues of $25,527 and other income of $1,053 offset by the $1,921 increase in general and administrative expenses.
Net income increased by $55,785 from 2003 to 2004 due to the increases in revenues of $55,429 and other income of $497 offset by the $141 increase in general and administrative expenses.
Recent Accounting Pronouncements
None that applies to the Partnership.
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
The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
None.

Item 8. Financial Statements
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Restaurant Properties II:
We have audited the accompanying balance sheet of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2005, and the related statements of income, partners’ equity, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the 2005 information in the accompanying financial statement schedule listed in item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2005 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Squar, Milner, Reehl & Williamson, LLP
Newport Beach, California
February 21, 2006

Report of Independent Registered Public Accounting Firm
To the Partners of
Del Taco Restaurant Properties II:
We have audited the accompanying balance sheet of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2004, and the related statements of income, partners’ equity, and cash flows for each of the years in the two-year period then ended. In connection with our audits of the financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2004 and 2003 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
                                                                            /s/ KPMG LLP
Costa Mesa, California
March 4, 2005

DEL TACO RESTAURANT PROPERTIES II
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$198,980	$197,784
Receivable from Del Taco, Inc.	56,703	56,537
Deposits	1,000	1,780

Total current assets	256,683	256,101

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,923,711	1,869,531

	2,020,124	2,074,304

	$2,276,807	$2,330,405

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$36,815	$37,207
Accounts payable	10,511	15,138

Total current liabilities	47,326	52,345

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at December 31, 2005 and December 31, 2004	2,256,236	2,304,328
General partner-Del Taco, Inc.	(26,755)	(26,268)

	2,229,481	2,278,060

	$2,276,807	$2,330,405

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
RENTAL REVENUES	$690,925	$665,398	$609,969

EXPENSES:
General and administrative	73,237	71,316	71,175
Depreciation	54,180	54,180	54,180

	127,417	125,496	125,355

Operating income	563,508	539,902	484,614

OTHER INCOME:
Interest	2,471	1,793	1,496
Other	2,000	1,625	1,425

Net income	$567,979	$543,320	$487,535

Net income per limited partnership unit (note 2)	$20.82	$19.92	$17.87

Number of limited partnership units used in computing per unit amounts	27,006	27,006	27,006

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2005, 2004, and 2003

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2002	27,006	$2,393,556	$(25,368)	$2,368,188

Net Income	—	482,659	4,876	487,535

Cash Distributions	—	(520,060)	(5,253)	(525,313)

Balance, December 31, 2003	27,006	2,356,155	(25,745)	2,330,410

Net Income	—	537,887	5,433	543,320

Cash Distributions	—	(589,714)	(5,956)	(595,670)

Balance, December 31, 2004	27,006	2,304,328	(26,268)	2,278,060

Net Income	—	562,300	5,679	567,979

Cash Distributions	—	(610,392)	(6,166)	(616,558)

Balance, December 31, 2005	27,006	$2,256,236	$(26,755)	$2,229,481

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$567,979	$543,320	$487,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,180	54,180	54,180
Changes in operating assets and liabilities:
Receivable from Del Taco, Inc.	(166)	(1,683)	(6,156)
Deposits	780	(485)	(57)
Payable to limited partners	(392)	4,595	6,635
Accounts payable	(4,627)	10,530	57

Net cash provided by operating activities	617,754	610,457	542,194

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(616,558)	(595,670)	(525,313)

Net increase in cash	1,196	14,787	16,881

Beginning cash balance	197,784	182,997	166,116

Ending cash balance	$198,980	$197,784	$182,997

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
The Partnership has no full time employees (see Note 4). The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.
Distributions are made to the general and limited partners in accordance with the provisions of the Partnership agreement (see Note 2).
Basis of Accounting: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. The summary of significant accounting policies presented below is designed to assist in understanding the Partnership’s financial statements. Such financial statements and accompanying notes are the representations of the Partnership’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.
Property and Equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives which are 20 years for land improvements, 35 years for buildings and improvements, and 10 years for machinery and equipment.
The Partnership accounts for property and equipment in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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
Net Income Per Limited Partnership Unit: Net income per limited partnership unit is based upon the limited partners 99 percent share of net income divided by the weighted average number of units outstanding during the period which amounted to 27,006 units for all years presented.
Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale.
Concentration of Risk: The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2005. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2005 and 2004 the Partnership had approximately $219,000 and $206,000, respectively, on deposit at one financial institution.
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
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. There is no minimum rental under any of the leases. The Partnership had a total of five properties leased as of December 31, 2005, 2004, and 2003.
The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $5,757,713, $5,544,983, and $5,083,073 and unaudited net income of $484,477, $467,008, and $418,345 for the years ended December 31, 2005, 2004, and 2003, respectively. Net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 4 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the month of December 2005 and 2004. The rent receivable was collected in January 2006 and 2005.
The General Partner received $6,166, $5,956 and $5,253 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2005, 2004 and 2003, respectively.
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
NOTE 5 — INCOME TAXES (UNAUDITED)
The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2005	2004	2003
Net income per financial statements	$567,979	$543,320	$487,535
Excess book depreciation	18,108	8,364	8,364

Taxable income	$586,087	$551,684	$495,899

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2005, is as follows (unaudited):

Partners’ equity per financial statements	$2,229,481

Issue costs of limited partnership units capitalized for tax purposes	986,745

Difference in book vs. tax depreciation	86,757

Writedown of real estate previously held for sale	161,963

Other	5,465

Partners’ equity for tax purposes	$3,470,411

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions to limited partners were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2002	$4.95	27,006	27,006
March 31, 2003	4.01	27,006	27,006
June 30, 2003	4.87	27,006	27,006
September 30, 2003	5.43	27,006	27,006

Total paid in 2003	$19.26

December 31, 2003	$5.33	27,006	27,006
March 31, 2004	4.60	27,006	27,006
June 30, 2005	5.61	27,006	27,006
September 30, 2004	6.30	27,006	27,006

Total paid in 2004	$21.84

December 31, 2004	$5.70	27,006	27,006
March 31, 2005	5.53	27,006	27,006
June 30, 2005	5.26	27,006	27,006
September 30, 2005	6.11	27,006	27,006

Total paid in 2005	$22.60

Cash distributions per limited partnership unit were calculated based upon the weighted average units outstanding for each quarter and were paid from operations. Distributions declared in the quarter ended December 31, 2005 amounted to $5.76 per limited partnership unit and were paid in January 2006.
NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2005
Rental revenues	$167,343	$179,368	$175,543	$168,671
Net income	116,366	154,858	151,933	144,822
Net income per limited partnership unit	4.26	5.68	5.57	5.31

Year ended December 31, 2004
Rental revenues	$156,878	$168,159	$173,189	$167,172
Net income	107,739	143,283	149,523	142,775
Net income per limited partnership unit	3.95	5.25	5.48	5.24
NOTE 8 — SUBSEQUENT EVENT
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The consummation of the transaction is subject to customary conditions, including the receipt of financing, and is not expected to have any impact on the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Refer to Form 8-K filed on October 28, 2005.
Item 9A. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures:
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership (including its subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.
     (b) Changes in internal controls:
There were no significant changes in the Partnership’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     (c) Asset-Backed issuers:
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Partnership’s General Partner
(a) & (b) The executive officers and directors of the General Partner and their ages are set forth below:

Name	Title	Age
Kevin K. Moriarty	Director, Chairman and Chief Executive Officer	59

C. Ronald Petty	President	61

Robert J. Terrano	Executive Vice President and Chief Financial Officer	50

James D. Stoops	Executive Vice President, Operations	53

Janet D. Erickson	Executive Vice President, Purchasing	49

Shirlene Lopez	Executive Vice President, Operations Services	41

Michael L. Annis	Senior Vice President, Secretary and General Counsel	59
The above referenced executive officers and directors of the General Partner will hold office until the annual meeting of its shareholders and directors, which is scheduled for the later part of 2006.
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

Michael L. Annis, Senior Vice President, Secretary and General Counsel of Del Taco, Inc. From 1981 to 1986 Mr. Annis served as Regional Real Estate Manager and Director of Real Estate Services with Taco Bell, Inc. In 1986 he served as Regional General Manager with Quaker State Minit Lube. In January of 1987 Mr. Annis joined Red Robin International, Inc. as General Counsel and was subsequently promoted to Vice President/Secretary and later Vice President Real Estate Development/Secretary and General Counsel, the position he held until joining Del Taco, Inc. in December of 1993. Mr. Annis received his J.D. Degree from Whittier College.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco, Inc., nor any executive officer or director of Del Taco, Inc. owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2005, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $5,679 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $6,166 in distributions relating to its one percent interest in the Partnership.
(b)	During 2005, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner or any associate of any such person, was indebted to the Partnership at any time during 2005 for any amount.

(d)	Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson, LLP (Squar), principal auditor since the quarter ended September 30, 2005, and KPMG LLP who was the principal auditor for 2004 and through the quarter ended June 30, 2005.

	Squar	KPMG LLP
	2005	2005	2004
Audit Fees	$1,080	$12,131	$10,800
Audit-Related Fees	0	0	0
Tax Fees	0	11,250	11,187
All Other Fees	0	0	0

Total	$1,080	$23,381	$21,987
The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm — Squar, Milner, Reehl & Williamson, LLP
Report of Independent Registered Public Accounting Firm — KPMG LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

During the three months ended December 31, 2005, the following report on Form 8-K was filed:

On October 28, 2005, Form 8-K was filed regarding the dismissal of KPMG LLP as the Partnership’s independent registered public accounting firm and the selection of Squar, Milner, Reehl & Williamson LLP as the Partnership’s new independent registered public accountants.

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

DEL TACO RESTAURANT PROPERTIES II — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

				Cost
				capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, Buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Victorville, CA	$—	$327,770	$224,843	$—	$552,613	$185,982	1986	1986	20 (LI), 35 (BI)
Colton, CA	—	262,661	180,179	—	442,840	149,040	1986	1986	20 (LI), 35 (BI)
Palmdale, CA	—	404,791	277,677	—	682,468	229,688	1986	1986	20 (LI), 35 (BI)
Pedley, CA	—	364,334	249,925	—	614,259	206,730	1987	1987	20 (LI), 35 (BI)
Thousand Palms, CA	—	446,450	306,255	—	752,705	253,320	1987	1987	20 (LI), 35 (BI)

	$—	$1,806,006	$1,238,879	$—	$3,044,885	$1,024,760

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2002:	$3,044,885	$862,220
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2003:	3,044,885	916,400
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2004:	3,044,885	970,580
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2005:	$3,044,885	$1,024,760

The aggregate cost basis of Del Taco Restaurant Properties II real estate assets for Federal income tax purposes was $2,188,770 at December 31, 2005.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II a California limited partnership

Del Taco, Inc.
General Partner

Date March 17, 2006	Kevin K. Moriarty
Kevin K. Moriarty
Director, Chairman and Chief
Executive Officer

Date March 17, 2006	Michael L. Annis
Michael L. Annis
Senior Vice President, Secretary and
General Counsel

Date March 17, 2006	Robert J. Terrano
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