Form 10-Q
period 2006-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2006-05-12
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$177,706	$198,980
Receivable from Del Taco LLC	56,074	56,703
Deposits	1,534	1,000

Total current assets	235,314	256,683

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,937,256	1,923,711

	2,006,579	2,020,124

	$2,241,893	$2,276,807

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$35,568	$36,815
Accounts payable	27,812	10,511

Total current liabilities	63,380	47,326

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at March 31, 2006 and December 31, 2005	2,205,778	2,256,236
General partner-Del Taco LLC	(27,265)	(26,755)

	2,178,513	2,229,481

	$2,241,893	$2,276,807

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
RENTAL REVENUES	$160,250	$167,343

EXPENSES:
General and administrative	41,559	38,740
Depreciation	13,545	13,545

	55,104	52,285

Operating income	105,146	115,058

OTHER INCOME:
Interest	726	608
Other	325	700

Net income	$106,197	$116,366

Net income per limited partnership unit (Note 2)	$3.89	$4.27

Number of units used in computing per unit amounts	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$106,197	$116,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,545	13,545
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	629	(5,527)
Deposits	(534)	220
Payable to limited partners	(1,247)	(931)
Accounts payable	17,301	26,376

Net cash provided by operating activities	135,891	150,049

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(157,165)	(155,578)

Net decrease in cash	(21,274)	(5,529)

Beginning cash balance	198,980	197,784

Ending cash balance	$177,706	$192,255

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2006, the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005 have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2006 and 2005.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc., (Del Taco or the General Partner) and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs previously allocated. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the limited partners.
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
For the three months ended March 31, 2006, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,335,420 and unaudited net income of $93,807 as compared to $1,394,525 and $121,212, respectively, for the corresponding period in 2005. Unaudited net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
MARCH 31, 2006
UNAUDITED
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2006. The March rent receivable was collected in April 2006.
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
NOTE 5 — DISTRIBUTIONS
On April 28, 2006, a distribution to the limited partners of $135,767, or approximately $5.03 per limited partnership unit, was approved. Such distribution was paid on May 2, 2006. The General Partner also received a distribution of $1,371 with respect to its 1% partnership interest. Total cash distributions paid in January 2006 were $157,165.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The transaction was consummated on March 29, 2006 and is not expected to have any impact on the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Del Taco Restaurant Properties II (the Partnership or the Company) offered limited partnership units for sale between September 1984 and December 1985. $6.751 million was raised through the sale of limited partnership units and used to acquire sites and build seven restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (Del Taco or the General Partner) for offering costs incurred. Two restaurants were sold in 1994.
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name and the restaurants that lease the properties. The success of the restaurants is dependent on a large variety of factors, including, but not limited to, competition, consumer demand and preference for fast food, in general, and for Mexican-American food in particular.
The increase in accounts payable from December 31, 2005 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
Results of Operations
The Partnership owned seven properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating.
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2006	2005
Bear Valley Rd., Victorville, CA	$29,041	$30,162
West Valley Blvd., Colton, CA	34,810	39,896
Palmdale Blvd., Palmdale, CA	19,087	19,941
DeAnza Country Shopping Center, Pedley, CA	33,638	31,804
Varner Road, Thousand Palms, CA	43,674	45,540

Total	$160,250	$167,343

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $160,250 during the three month period ended March 31, 2006, which represents a decrease of $7,093 from 2005. The changes in rental revenues between 2005 and 2006 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2006	2005
Accounting fees	73.42%	71.44%
Distribution of information to limited partners	26.58	28.56

	100.00%	100.00%

General and administrative costs increased from 2005 to 2006 primarily due to increased costs for audit fees and mailing costs, which was partially offset by decreased costs for software licensing fees.
Net income decreased by $10,169 from 2005 to 2006 due to the decreases in revenues of $7,093 and interest and other income of $257, and the increase in general and administrative expenses of $2,819.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2005 Form
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
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.
(b)	Changes in internal controls:
There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)	Asset-Backed issuers:
Not applicable

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits and Reports
(a)	Exhibits
31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: May 12, 2006	/s/ Steven L. Brake
Steven L. Brake
Treasurer

Exhibit Index

31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002