Form 10-Q
period 2006-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2006-08-11
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$183,057	$198,980
Receivable from Del Taco LLC	55,976	56,703
Deposits	1,989	1,000

Total current assets	241,022	256,683

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,950,801	1,923,711

	1,993,034	2,020,124

	$2,234,056	$2,276,807

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$37,865	$36,815
Accounts payable	13,856	10,511

Total current liabilities	51,721	47,326

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2006 and December 31, 2005	2,209,562	2,256,236
General partner-Del Taco LLC	(27,227)	(26,755)

	2,182,335	2,229,481

	$2,234,056	$2,276,807

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
RENTAL REVENUES	$164,720	$179,368	$324,971	$346,711

EXPENSES:
General and administrative	11,268	12,141	52,827	50,881
Depreciation	13,545	13,545	27,090	27,090

	24,813	25,686	79,917	77,971

Operating income	139,907	153,682	245,054	268,740

OTHER INCOME:
Interest	753	676	1,479	1,284
Other	300	500	625	1,200

Net income	$140,960	$154,858	$247,158	$271,224

Net income per limited partnership unit (note 2)	$5.17	$5.68	$9.06	$9.94

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$247,158	$271,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,090	27,090
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	727	(2,795)
Deposits	(989)	440
Payable to limited partners	1,050	(1,766)
Accounts Payable	3,345	(1,389)

Net cash provided by operating activities	278,381	292,804

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(294,304)	(306,558)

Net decrease in cash	(15,923)	(13,754)

Beginning cash balance	198,980	197,784

Ending cash balance	$183,057	$184,030

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005 have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2006 and 2005.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc. (Del Taco or the General Partner) and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs previously allocated. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the limited partners.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
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
For the three months ended June 30, 2006, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,372,670 and unaudited net income of $40,348 as compared to $1,494,730 and $134,271, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7).
For the six months ended June 30, 2006, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,708,090 and unaudited net income of $134,155 as compared to $2,889,255 and $255,483, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7).
For the three and six months ended June 30, 2006, the East Palmdale Blvd. restaurant in Palmdale, California reported unaudited net losses of $719 and $2,026 as compared to unaudited net income of $3,790 and $5,310 for the corresponding periods in 2005.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco LLC consists primarily of rent accrued for the month of June 2006. The June rent was collected in July 2006.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
UNAUDITED
NOTE 5 — DISTRIBUTIONS
On July 24, 2006, a distribution to the limited partners of $138,790 or approximately $5.14 per limited partnership unit was approved. Such distribution was paid on July 31, 2006. The General Partner also received a distribution of $1,402 with respect to its 1% partnership interest. Total cash distributions paid in January and April 2006 were $157,165 and $137,139, respectively.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 — ACQUISITION OF GENERAL PARTNER
On January 30, 2006, the parent company of the General Partner entered into an agreement to sell all of its issued and outstanding common stock to Sagittarius Acquisitions II, Inc. The transaction was consummated on March 29, 2006 and is not expected to have any impact on the financial position, results of operations or cash flows of the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Del Taco Restaurant Properties II (the Partnership or the Company) offered limited partnership units for sale between September 1984 and December 1985. $6.751 million was raised through the sale of limited partnership units and used to acquire sites and build seven restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. Two restaurants were sold in 1994.
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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2006 and 2005 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Bear Valley Rd., Victorville, CA	$29,989	$32,519	$59,031	$62,682
West Valley Blvd., Colton, CA	35,442	42,957	70,253	82,853
Palmdale Blvd., Palmdale, CA	19,883	21,903	38,969	41,843
DeAnza Country Shopping Center, Pedley, CA	34,850	34,139	68,488	65,943
Varner Road, Thousand Palms, CA	44,556	47,850	88,230	93,390

Total	$164,720	$179,368	$324,971	$346,711

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $164,720 during the three month period ended June 30, 2006, which represents a decrease of $14,648 from the corresponding period in 2005. The Partnership earned rental revenue of $324,971 during the six month period ended June 30, 2006, which represents a decrease of $21,740 from the corresponding period in 2005. The changes in rental revenues between 2006 and 2005 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Accounting fees	51.77%	46.08%	72.71%	72.88%
Distribution of information to limited partners	48.23%	53.92%	27.29%	27.12%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended June 30, 2006 decreased from the corresponding period in the previous year primarily due to decreased printing and distribution of information costs. General and administrative costs for the six month period ended June 30, 2006 increased from the corresponding period in the previous year due to increased audit and printing and distribution of information costs, partially offset by decreased costs for software licensing fees.
For the three month period ended June 30, 2006, net income decreased by $13,898 from 2005 to 2006 due to the decrease in revenues of $14,648 and the decrease in interest and other income of $123, partially offset by the decrease in general and administrative expenses of $873. For the six month period ended June 30, 2006, net income decreased by $24,066 from 2005 to 2006 due to the decrease in revenues of $21,740, the decrease in interest and other income of $380 and the increase in general and administrative expenses of $1,946.
Significant Recent Accounting Pronouncements
None
Off -Balance Sheet Arrangements
None

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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 11, 2006	/s/ Steven L. Brake
Steven L. Brake
Treasurer

Exhibit Index

Exhibits	Description
31.1	Ronald Powell’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002