Form 10-Q
period 2006-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2006-11-13
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$199,404	$198,980
Receivable from Del Taco LLC	49,732	56,703
Deposits	1,837	1,000

Total current assets	250,973	256,683

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,964,346	1,923,711

	1,979,489	2,020,124

	$2,230,462	$2,276,807

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$40,247	$36,815
Accounts payable	10,385	10,511

Total current liabilities	50,632	47,326

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2006 and December 31, 2005	2,207,082	2,256,236
General partner-Del Taco LLC	(27,252)	(26,755)

	2,179,830	2,229,481

	$2,230,462	$2,276,807

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
RENTAL REVENUES	$159,228	$175,543	$484,199	$522,254

EXPENSES:
General and administrative	9,474	10,840	62,301	61,722
Depreciation	13,545	13,545	40,635	40,635

	23,019	24,385	102,936	102,357

Operating income	136,209	151,158	381,263	419,897

OTHER INCOME:
Interest	1,027	575	2,506	1,861
Other	450	200	1,075	1,400

Net income	$137,686	$151,933	$384,844	$423,158

Net income per limited partnership unit (note 2)	$5.05	$5.57	$14.11	$15.51

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$384,844	$423,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,635	40,635
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	6,971	562
Deposits	(837)	660
Payable to limited partners	3,432	(1,957)
Accounts payable	(126)	(4,034)

Net cash provided by operating activities	434,919	459,024

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(434,495)	(450,146)

Net increase in cash	424	8,878

Beginning cash balance	198,980	197,784

Ending cash balance	$199,404	$206,662

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2005 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005 have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
NOTE 2 – NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 units in 2006 and 2005.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC (Del Taco or the General Partner), formerly known as Del Taco, Inc., and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs previously allocated. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the limited partners.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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
For the three months ended September 30, 2006, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,326,901 and unaudited net income of $26,665 as compared to $1,462,860 and $128,243, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco
(see Note 7).
For the nine months ended September 30, 2006, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,034,991 and unaudited net income of $160,820 as compared to $4,352,115 and $383,726, respectively, for the corresponding period in 2005. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 7).
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2006. The September rent was collected in October 2006.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 5 — DISTRIBUTIONS
On October 24, 2006, a distribution to the limited partners of $152,615 or approximately $5.65 per limited partnership unit was approved. Such distribution was paid on October 31, 2006. The General Partner also received a distribution of $1,542 with respect to its 1% partnership interest. Total cash distributions paid in January, April and July 2006 were $157,165, $137,139 and $140,191, respectively.
NOTE 6 – PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 – CONCENTRATION OF RISK
The 5 restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2006 and 2005. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
NOTE 8 – ACQUISITION OF GENERAL PARTNER
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
Del Taco Restaurant Properties II (the Partnership or the Company) offered limited partnership units for sale between September 1984 and December 1985. In total, $6.751 million was raised through the sale of limited partnership units and used to acquire sites, build seven restaurants, pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. Two restaurants were sold in 1994.
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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Bear Valley Rd., Victorville, CA	$28,670	$32,414	$87,700	$95,095
West Valley Blvd., Colton, CA	35,969	39,862	106,222	122,716
Palmdale Blvd., Palmdale, CA	19,759	22,034	58,728	63,877
DeAnza Country Shopping Center, Pedley, CA	36,114	34,624	104,603	100,567
Varner Road, Thousand Palms, CA	38,716	46,609	126,946	139,999

Total	$159,228	$175,543	$484,199	$522,254

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $159,228 during the three month period ended September 30, 2006, which represents a decrease of $16,315 from the corresponding period in 2005. The Partnership earned rental revenue of $484,199 during the nine month period ended September 30, 2006, which represents a decrease of $38,055 from the corresponding period in 2005. The changes in rental revenues between 2006 and 2005 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Accounting fees	57.59%	54.38%	70.41%	69.63%
Distribution of information to Limited Partners	42.41%	45.62%	29.59%	30.37%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2006 decreased from the corresponding period in the previous year due to decreased auditing and printing costs. General and administrative costs for the nine month period ended September 30, 2006 were essentially the same as the corresponding period in 2005.
For the three month period ended September 30, 2006, net income decreased $14,247 from 2005 to 2006 due to the decrease in revenues of $16,315, partially offset by the increase in interest and other income of $701 and the $1,367 decrease in general and administrative expenses. For the nine month period ended September 30, 2006, net income decreased by $38,314 from 2005 to 2006 due to a decrease in revenues of $38,055 and an increase in general and administrative expenses of $579, partially offset by the increase in interest and other income of $320.
Recent Accounting Pronouncements
None.
Off-Balance Sheet Arrangements
None.
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
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the President and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.
(b)	Changes in internal controls:
There were no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)	Asset-Backed issuers:
Not applicable

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits and Reports
(a)	Exhibits
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports

None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: November 13, 2006	/s/ Steven L. Brake
Steven L. Brake
Treasurer

Exhibit Index

Exhibits	Description
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002