Form 10-Q
period 2007-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2007-05-14
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$172,595	$189,410
Receivable from Del Taco LLC	51,921	49,049
Deposits	2,298	1,686

Total current assets	226,814	240,145

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,989,401	1,977,891

	1,954,434	1,965,944

	$2,181,248	$2,206,089

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$43,750	$42,160
Accounts payable	38,044	15,112

Total current liabilities	81,794	57,272

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at March 31, 2007 and December 31, 2006	2,127,510	2,176,379
General partner-Del Taco LLC	(28,056)	(27,562)

	2,099,454	2,148,817

	$2,181,248	$2,206,089

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
RENTAL REVENUES	$143,796	$160,250

EXPENSES:
General and administrative	40,905	41,559
Depreciation	11,510	13,545

	52,415	55,104

Operating income	91,381	105,146
OTHER INCOME:
Interest	757	726
Other	750	325

Net income	$92,888	$106,197

Net income per limited partnership unit (Note 2)	$3.41	$3.89

Number of units used in computing per unit amounts	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$92,888	$106,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,510	13,545
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,872)	629
Deposits	(612)	(534)
Payable to limited partners	1,590	(1,247)
Accounts payable	22,932	17,301

Net cash provided by operating activities	125,436	135,891

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(142,251)	(157,165)

Net decrease in cash	(16,815)	(21,274)

Beginning cash balance	189,410	198,980

Ending cash balance	$172,595	$177,706

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2007, the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006 have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2007 and 2006.
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
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2022. There is no minimum rental payment required under any of the leases.
For the three months ended March 31, 2007, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,198,298 and net loss of $23,281 as compared to $1,335,420 and net income of $93,807, respectively, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco
(see Note 8).

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2007
UNAUDITED
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2007. The March rent receivable was collected in April 2007.
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
NOTE 5 — DISTRIBUTIONS
On April 27, 2007, a distribution to the limited partners of $122,607, or approximately $4.54 per limited partnership unit, was approved. Such distribution was paid on May 3, 2007. The General Partner also received a distribution of $1,238 with respect to its 1% partnership interest. Total cash distributions paid in January 2007 were $142,251.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 — CONCENTRATION OF RISK
The 5 restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2007 and 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
NOTE 8 — ACQUISITION OF GENERAL PARTNER
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
The increase in accounts payable from December 31, 2006 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.
Results of Operations
The Partnership owned seven properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating.
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2007	2006
Bear Valley Rd., Victorville, CA	$23,838	$29,041

West Valley Blvd., Colton, CA	32,357	34,810

Palmdale Blvd., Palmdale, CA	18,097	19,087

DeAnza Country Shopping Center, Pedley, CA	35,809	33,638

Varner Road, Thousand Palms, CA	33,695	43,674

Total	$143,796	$160,250

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $143,796 during the three month period ended March 31, 2007, which represents a decrease of $16,454 from 2006. The changes in rental revenues between 2006 and 2007 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended
	March 31,
	2007	2006
Accounting fees	78.34%	73.42%
Distribution of information to limited partners	21.66	26.58

	100.00%	100.00%
General and administrative costs decreased from 2006 to 2007 primarily due to a decrease in printing costs, which was partially offset by an increase in accounting fees related to certain statutory filing requirements.
Net income decreased by $13,309 from 2006 to 2007 due to the decrease in revenues of $16,454 which was partially offset by the increase in interest and other income of $456, the decrease in general and administrative expenses of $654 and the decrease in depreciation expense of $2,035.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2006 Form 10-K.

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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: May 14, 2007	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002