Form 10-Q
period 2007-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2007-08-13
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$157,131	$189,410
Receivable from Del Taco LLC	50,313	49,049
Deposits	1,534	1,686

Total current assets	208,978	240,145

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	1,998,250	1,977,891

	1,945,585	1,965,944

	$2,154,563	$2,206,089

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$36,814	$42,160
Accounts payable	11,456	15,112

Total current liabilities	48,270	57,272

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2007 and December 31, 2006	2,134,281	2,176,379
General partner-Del Taco LLC	(27,988)	(27,562)

	2,106,293	2,148,817

	$2,154,563	$2,206,089

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

RENTAL REVENUES	$150,528	$164,720	$294,324	$324,971

EXPENSES:
General and administrative	12,362	11,268	53,267	52,827
Depreciation	8,849	13,545	20,359	27,090

	21,211	24,813	73,626	79,917

Operating income	129,317	139,907	220,698	245,054

OTHER INCOME:
Interest	817	753	1,574	1,479
Other	550	300	1,300	625

Net income	$130,684	$140,960	$223,572	$247,158

Net income per limited partnership unit (note 2)	$4.79	$5.17	$8.20	$9.06

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$223,572	$247,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,359	27,090
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,264)	727
Deposits	152	(989)
Payable to limited partners	(5,346)	1,050
Accounts payable	(3,656)	3,345

Net cash provided by operating activities	233,817	278,381

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(266,096)	(294,304)

Net decrease in cash	(32,279)	(15,923)

Beginning cash balance	189,410	198,980

Ending cash balance	$157,131	$183,057

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2007, the results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006 have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
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
For the three months ended June 30, 2007, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,254,399 and unaudited net losses of $17,459 as compared to unaudited sales of $1,372,670 and unaudited net income of $40,348 for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.
For the six months ended June 30, 2007, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,452,697 and unaudited net losses of $40,740 as compared to unaudited sales of $2,708,090 and unaudited net income of $134,155 for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8).
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2007. The June rent was collected in July 2007.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
UNAUDITED
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2007 were $142,251 and $123,845, respectively. On July 23, 2007, a distribution to the limited partners of $114,464, or approximately $4.24 per limited partnership unit, was declared. Such distribution was paid on July 30, 2007. The General Partner also received a distribution of $1,156 with respect to its 1% partnership interest.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2007 and 2006. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2007 and 2006 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Bear Valley Rd., Victorville, CA	$24,501	$29,989	$48,339	$59,031
West Valley Blvd., Colton, CA	32,514	35,442	64,872	70,253
Palmdale Blvd., Palmdale, CA	19,232	19,883	37,329	38,969
DeAnza Country Shopping Center, Pedley, CA	37,673	34,850	73,481	68,488
Varner Road, Thousand Palms, CA	36,608	44,556	70,303	88,230

Total	$150,528	$164,720	$294,324	$324,971

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $150,528 during the three month period ended June 30, 2007, which represents a decrease of $14,192 from the corresponding period in 2006. The Partnership earned rental revenue of $294,324 during the six month period ended June 30, 2007, which represents a decrease of $30,647 from the corresponding period in 2006. The changes in rental revenues between 2007 and 2006 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Accounting fees	50.30%	51.77%	75.50%	72.71%
Distribution of information to limited partners	49.70%	48.23%	24.50%	27.29%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and six month periods ended June 30, 2007 increased from the corresponding period in 2006 due to increased costs for accounting fees related to certain statutory filing requirements and increased printing costs.
For the three month period ended June 30, 2007, net income decreased by $10,276 from 2006 to 2007 due to the decrease in revenues of $14,192 and the increase in general and administrative expenses of $1,094, partially offset by and the increase in interest and other income of $314 and the decrease in depreciation expense of $4,696. For the six month period ended June 30, 2007, net income decreased by $23,586 from 2006 to 2007 due to the decrease in revenues of $30,647 and the increase in general and administrative expenses of $440, partially offset by the increase in interest and other income of $770 and the decrease in depreciation expense of $6,731.
Significant Recent Accounting Pronouncements
None
Off —Balance Sheet Arrangements
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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 13, 2007	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002