Form 10-Q
period 2007-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2007-11-14
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$185,423	$189,410
Receivable from Del Taco LLC	46,642	49,049
Deposits	1,534	1,686

Total current assets	233,599	240,145

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,007,099	1,977,891

	1,936,736	1,965,944

	$2,170,335	$2,206,089

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$34,470	$42,160
Accounts payable	16,986	15,112

Total current liabilities	51,456	57,272

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2007 and December 31, 2006	2,146,741	2,176,379
General partner-Del Taco LLC	(27,862)	(27,562)

	2,118,879	2,148,817

	$2,170,335	$2,206,089

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
RENTAL REVENUES	$149,224	$159,228	$443,547	$484,199

EXPENSES:
General and administrative	13,381	9,474	66,648	62,301
Depreciation	8,849	13,545	29,208	40,635

	22,230	23,019	95,856	102,936

Operating income	126,994	136,209	347,691	381,263

OTHER INCOME:
Interest	787	1,027	2,362	2,506
Other	425	450	1,725	1,075

Net income	$128,206	$137,686	$351,778	$384,844

Net income per limited partnership unit (note 2)	$4.70	$5.05	$12.90	$14.11

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$351,778	$384,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,208	40,635
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	2,407	6,971
Deposits	152	(837)
Payable to limited partners	(7,690)	3,432
Accounts payable	1,874	(126)

Net cash provided by operating activities	377,729	434,919

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(381,716)	(434,495)

Net (decrease) increase in cash	(3,987)	424

Beginning cash balance	189,410	198,980

Ending cash balance	$185,423	$199,404

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2006 for Del Taco Restaurant Properties II (the Partnership or the Company). Amounts related to disclosure of December 31, 2006 balances within these interim financial statements were derived from the audited 2006 financial statements and notes thereto included in the 2006 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Partnership’s financial position at September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006 have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 units in 2007 and 2006.
Pursuant to the partnership agreement, annual partnership income or loss is allocated one percent to Del Taco LLC, formerly known as Del Taco, Inc. (Del Taco or the General Partner), and 99 percent to the limited partners. Partnership gains from any sale or refinancing will be allocated one percent to the General Partner and 99 percent to the limited partners until allocated gains and profits equal losses, distributions and syndication costs previously allocated. Additional gains will be allocated 15 percent to the General Partner and 85 percent to the limited partners.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
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
For the three months ended September 30, 2007, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,243,531 and unaudited net losses of $24,811 as compared to unaudited sales of $1,326,901 and unaudited net income of $26,665, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.
For the nine months ended September 30, 2007, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,696,228 and unaudited net losses of $65,551 as compared to unaudited sales of $4,034,991 and unaudited net income of $160,820, for the corresponding period in 2006. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 8).
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2007. The September rent was collected in October 2007.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
UNAUDITED
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2007 were $142,251, $123,845 and $115,620 respectively. On October 29, 2007, a distribution to the limited partners of $144,494 or approximately $5.35 per limited partnership unit was approved. Such distribution was paid on October 31, 2007. The General Partner also received a distribution of $1,460 with respect to its 1% partnership interest.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer. The reduction in payable to limited partners from December 31, 2006 to September 30, 2007 is primarily due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2007 and 2006.  Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Bear Valley Rd., Victorville, CA	$25,907	$28,670	$74,245	$87,700
West Valley Blvd., Colton, CA	32,577	35,969	97,448	106,222
Palmdale Blvd., Palmdale, CA	18,015	19,759	55,344	58,728
DeAnza Country Shopping Center, Pedley, CA	37,922	36,114	111,404	104,603
Varner Road, Thousand Palms, CA	34,803	38,716	105,106	126,946

Total	$149,224	$159,228	$443,547	$484,199

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $149,224 during the three month period ended September 30, 2007, which represents a decrease of $10,004 from the corresponding period in 2006. The Partnership earned rental revenue of $443,547 during the nine month period ended September 30, 2007, which represents a decrease of $40,652 from the corresponding period in 2006. The changes in rental revenues between 2007 and 2006 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Accounting fees	44.32%	57.59%	69.24%	70.41%
Distribution of information to limited partners	55.68%	42.41%	30.76%	29.59%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and nine month periods ended September 30, 2007 increased from the corresponding period in the previous year due to increased costs for accounting fees related to certain statutory filing requirements and increased printing costs.
For the three month period ended September 30, 2007, net income decreased $9,480 from 2006 to 2007 due to the decrease in revenues of $10,004, the decrease in interest and other income of $265, the increase in general and administrative expenses of $3,907, partially offset by the decrease in depreciation expense of $4,696. For the nine month period ended September 30, 2007, net income decreased by $33,066 from 2006 to 2007 due to a decrease in revenues of $40,652 and an increase in general and administrative expenses of $4,347, partially offset by the increase in interest and other income of $506 and the decrease in depreciation expense of $11,427.
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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2007	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibits	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002