Form 10-K
period 2007-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2008-03-10
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐ Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2007, the Partnership had a total of five properties leased to Del Taco.
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
Item 1A. Risk Factors
None.

Item 2. Properties
The Partnership acquired seven properties with proceeds obtained from the sale of partnership units:

Date of
			Restaurant	Commencement of
Address	City, State	Date of Acquisition	Constructed	Operation (1)
Bear Valley Road	Victorville, CA	February 4, 1986	60 seat with drive through service window	June 13, 1986

West Valley Boulevard	Colton, CA	March 11, 1986	60 seat with drive through service window	June 24, 1986

Palmdale Boulevard	Palmdale, CA	December 12, 1986	60 seat with drive through service window	May 7, 1987

South Gate Town Center	South Gate, CA	January 28, 1987	60 seat with drive through service window	May 28, 1987 (2)

Main Avenue	Fallbrook, CA	March 10, 1987	60 seat with drive through service window	August 19, 1987 (3)

De Anza Country Shopping Center	Pedley, CA	April 13, 1987	60 seat with drive through service window	October 28, 1987

Varner Road	Thousand Palms, CA	October 14, 1987	60 seat with drive through service window	April 28, 1988
See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In May 1994, the South Gate property was sold yielding net proceeds to the Partnership of $497,202.

(3)	In November 1994, the Fallbrook property was sold yielding net proceeds to the Partnership of $357,531.
Item 3. Legal Proceedings
The Partnership is not a party to any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 993 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
	2007	2006	2005	2004	2003
Rental revenues	$584,595	$631,571	$690,925	$665,398	$609,969
General and administrative expense	76,924	73,986	73,237	71,316	71,175
Depreciation expense	38,057	54,180	54,180	54,180	54,180
Interest and other income	5,156	4,584	4,471	3,418	2,921
Net income	474,770	507,989	567,979	543,320	487,535
Net income per limited partnership unit	17.40	18.62	20.82	19.92	17.87
Cash distributions per limited partnership unit	19.34	21.58	22.60	21.84	19.26
Total assets	2,145,392	2,206,089	2,276,807	2,330,405	2,367,630
Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations -(Continued)
Results of Operations – (Continued)
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2007	2006	2005
Bear Valley Rd., Victorville, CA	$98,013	$113,030	$125,338
West Valley Blvd., Colton, CA	128,669	139,412	158,485
Palmdale Blvd., Palmdale, CA	72,370	77,025	83,906
DeAnza Country Shopping Center, Pedley, CA	146,570	140,832	136,319
Varner Road, Thousand Palms, CA	138,973	161,272	186,877

Total	$584,595	$631,571	$690,925

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $584,595 during the year ended December 31, 2007, which represents a decrease of $46,976 from 2006. The decrease in rental revenues was caused by a decrease in sales at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $631,571 during the year ended December 31, 2006, which represents a decrease of $59,354 from 2005. The decrease in rental revenues was caused by a decrease in sales at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2007	2006	2005
Accounting fees	61.09%	59.55%	56.50%
Distribution of information to limited partners	37.85	39.16	42.20
Other	1.06	1.29	1.29

	100.00	100.00	100.00

General and administrative costs increased by $2,938 from 2006 to 2007. The increase was caused primarily by increased costs for accounting fees.
General and administrative costs increased by $749 from 2005 to 2006. The increase was caused primarily by increased costs for annual audit fees, partially offset by decreased costs for printing and mailing costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations – (Continued)
Depreciation expense decreased by $16,123 in 2007 as certain land improvements became fully depreciated. Depreciation expense was the same in 2006 and 2005.
Net income decreased by $33,219 from 2006 to 2007 due to the decreases in revenues of $46,976 and the $2,938 increase in general and administrative expenses offset by the increase in other income of $572 and the decrease in depreciation expense of $16,123.
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
None.

Item 8. Financial Statements
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Restaurant Properties II:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2007 and 2006 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of the company listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assertion about the effectiveness of Del Taco Restaurant Properties II’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s report on internal control over financial reporting under Item 9A and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 4, 2008

DEL TACO RESTAURANT PROPERTIES II
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$170,340	$189,410
Receivable from Del Taco LLC	45,631	49,049
Deposits	1,534	1,686

Total current assets	217,505	240,145

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,015,948	1,977,891

	1,927,887	1,965,944

	$2,145,392	$2,206,089

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$35,481	$42,160
Accounts payable	13,994	15,112

Total current liabilities	49,475	57,272

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at December 31, 2007 and December 31, 2006	2,124,009	2,176,379
General partner-Del Taco LLC	(28,092)	(27,562)

	2,095,917	2,148,817

	$2,145,392	$2,206,089

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
RENTAL REVENUES	$584,595	$631,571	$690,925

EXPENSES:
General and administrative	76,924	73,986	73,237
Depreciation	38,057	54,180	54,180

	114,981	128,166	127,417

Operating income	469,614	503,405	563,508

OTHER INCOME:
Interest	3,131	3,334	2,471
Other	2,025	1,250	2,000

Net income	$474,770	$507,989	$567,979

Net income per limited partnership unit (note 2)	$17.40	$18.62	$20.82

Number of limited partnership units used in computing per unit amounts	27,006	27,006	27,006

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2007, 2006, and 2005

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2004	27,006	$2,304,328	$(26,268)	$2,278,060
Net Income	—	562,300	5,679	567,979
Cash Distributions	—	(610,392)	(6,166)	(616,558)

Balance, December 31, 2005	27,006	2,256,236	(26,755)	2,229,481
Net Income	—	502,909	5,080	507,989
Cash Distributions	—	(582,766)	(5,887)	(588,653)

Balance, December 31, 2006	27,006	2,176,379	(27,562)	2,148,817
Net Income	—	470,023	4,747	474,770
Cash Distributions	—	(522,393)	(5,277)	(527,670)

Balance, December 31, 2007	27,006	$2,124,009	$(28,092)	$2,095,917

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$474,770	$507,989	$567,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,057	54,180	54,180
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	3,418	7,654	(166)
Deposits	152	(686)	780
Payable to limited partners	(6,679)	5,345	(392)
Accounts payable	(1,118)	4,601	(4,627)

Net cash provided by operating activities	508,600	579,083	617,754

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(527,670)	(588,653)	(616,558)

Net (decrease) increase in cash	(19,070)	(9,570)	1,196

Beginning cash balance	189,410	198,980	197,784

Ending cash balance	$170,340	$189,410	$198,980

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
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
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
Concentration of Risk: The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At December 31, 2007 and 2006, the Partnership had approximately $191,000 and $206,000, respectively, on deposit at one financial institution.
Fair Value of Financial Instruments: The fair values of cash, accounts receivables, deposits, accounts payable and payables to limited partners approximate the carrying amounts due to their short maturities.
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
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2022. There is no minimum rental under any of the leases. The Partnership had a total of five properties leased as of December 31, 2007, 2006, and 2005.
The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,871,629, $5,263,092, and $5,757,713 and unaudited net losses of $111,321, and unaudited net income of $143,739, and $484,477 for the years ended December 31, 2007, 2006, and 2005, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 9).

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 4 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the month of December 2007 and 2006. The rent receivable was collected in January 2007 and 2008.
The General Partner received $5,277, $5,887 and $6,166 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2007, 2006 and 2005, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2007	2006	2005
Net income per financial statements	$474,770	$507,989	$567,979
Excess book depreciation	6,438	22,561	18,108

Taxable income	$481,208	$530,550	$586,087

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2007, is as follows (unaudited):

Partners’ equity per financial statements	$2,095,917
Issue costs of limited partnership units capitalized for tax purposes	986,745
Difference in book vs. tax depreciation	115,756
Writedown of real estate previously held for sale	161,963
Other	5,465

Partners’ equity for tax purposes	$3,365,846

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS - CONTINUED
NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions to limited partners for the three years ended December 31, 2007 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2004	$5.70	27,006	27,006
March 31, 2005	5.53	27,006	27,006
June 30, 2005	5.26	27,006	27,006
September 30, 2005	6.11	27,006	27,006

Total paid in 2005	$22.60

December 31, 2005	$5.76	27,006	27,006
March 31, 2006	5.03	27,006	27,006
June 30, 2006	5.14	27,006	27,006
September 30, 2006	5.65	27,006	27,006

Total paid in 2006	$21.58

December 31, 2006	$5.21	27,006	27,006
March 31, 2007	4.54	27,006	27,006
June 30, 2007	4.24	27,006	27,006
September 30, 2007	5.35	27,006	27,006

Total paid in 2007	$19.34

Cash distributions per limited partnership unit were calculated based upon the weighted average units outstanding for each quarter and were paid from operations. Distributions declared in January 2008, for the quarter ended December 31, 2007, amounted to $4.76 per limited partnership unit and were paid in January 2008.
NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2007
Rental revenues	$143,796	$150,528	$149,224	$141,047
Net income	92,888	130,684	128,206	122,992
Net income per limited partnership unit	3.41	4.79	4.70	4.50

Year ended December 31, 2006
Rental revenues	$160,250	$164,720	$159,228	$147,373
Net income	106,197	140,960	137,686	123,146
Net income per limited partnership unit	3.89	5.17	5.05	4.51

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS- CONTINUED
NOTE 8 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer. The reduction in payable to limited partners from December 31, 2006 to December 31, 2007 is primarily due to reissuing outstanding distribution checks to limited partners who were located in connection with the Partnership’s review of unclaimed property.
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
Item 9A. Controls and Procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Treasurer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our President and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.
Internal control over financial reporting
(a) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding the effectiveness of internal control over financial reporting. Pursuant to temporary rules of the Securities and Exchange Commission, such attestation report is not required to be included in this filing; the Partnership is only required to provide management’s report in this annual report.
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
None.
PART III
Item 10. Directors and Executive Officers
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Shirlene Lopez	President	43
C. Ronald Petty	President of Development	63
James D. Stoops	Executive Vice President, Operations	55
Janet D. Erickson	Executive Vice President, Purchasing	51
Steven L. Brake	Treasurer	35
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships and Related Transactions
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2007, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $4,747 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $5,277 in distributions relating to its one percent interest in the Partnership.
(b)	During 2007, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2007 for any amount.

(d)	Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2007	2006
Audit Fees	$14,330	$14,580
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$14,330	$14,580

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES II — SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, Buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Victorville, CA	$—	$327,770	$224,843	$—	$552,613	$202,722	1986	1986	20 (LI), 35 (BI)
Colton, CA	—	262,661	180,179	—	442,840	162,455	1986	1986	20 (LI), 35 (BI)
Palmdale, CA	—	404,791	277,677	—	682,468	250,362	1986	1986	20 (LI), 35 (BI)
Pedley, CA	—	364,334	249,925	—	614,259	225,338	1987	1987	20 (LI), 35 (BI)
Thousand Palms, CA	—	446,450	306,255	—	752,705	276,120	1987	1987	20 (LI), 35 (BI)

	$—	$1,806,006	$1,238,879	$—	$3,044,885	$1,116,997

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2004:	$3,044,885	$970,580
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2005:	3,044,885	1,024,760
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2006:	3,044,885	1,078,940
Additions	—	38,057
Retirements	—	—

Balances at December 31, 2007:	$3,044,885	$1,116,997

The aggregate cost basis of Del Taco Restaurant Properties II real estate assets for Federal income tax purposes was $2,188,770 at December 31, 2007.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II a California limited partnership

Del Taco LLC General Partner

Date March 10, 2008	Shirlene Lopez Shirlene Lopez
President

Date March 10, 2008	C. Ronald Petty C. Ronald Petty President of Development

Date March 10, 2008	Steven L. Brake Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

31.1	Shirlene Lopez’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002