Form 10-Q
period 2008-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2008-05-15
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$146,105	$170,340
Receivable from Del Taco LLC	48,517	45,631
Deposits	2,018	1,534

Total current assets	196,640	217,505

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,024,797	2,015,948

	1,919,038	1,927,887

	$2,115,678	$2,145,392

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$36,642	$35,481
Accounts payable	27,336	13,994

Total current liabilities	63,978	49,475

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at March 31, 2008 and December 31, 2007	2,080,235	2,124,009
General partner-Del Taco LLC	(28,535)	(28,092)

	2,051,700	2,095,917

	$2,115,678	$2,145,392

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

RENTAL REVENUES	$135,036	$143,796

EXPENSES:
General and administrative	41,502	40,905
Depreciation	8,849	11,510

	50,351	52,415

Operating income	84,685	91,381

OTHER INCOME:
Interest	482	757
Other	475	750

Net income	$85,642	$92,888

Net income per limited partnership unit (Note 2)	$3.14	$3.41

Number of units used in computing per unit amounts	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$85,642	$92,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,849	11,510
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,886)	(2,872)
Deposits	(484)	(612)
Payable to limited partners	1,161	1,590
Accounts payable	13,342	22,932

Net cash provided by operating activities	105,624	125,436

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(129,859)	(142,251)

Net decrease in cash	(24,235)	(16,815)

Beginning cash balance	170,340	189,410

Ending cash balance	$146,105	$172,595

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2008, the results of operations and cash flows for the three month periods ended March 31, 2008 and 2007 have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2008 and 2007.
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
For the three months ended March 31, 2008, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,125,298 and unaudited net losses of $74,791 as compared to the unaudited amounts of $1,198,298 and $23,281, respectively, for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to the reduction in restaurant revenues and food, labor and operating expense increases.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2008
UNAUDITED
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2008. The March rent receivable was collected in April 2008.
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
NOTE 5 — DISTRIBUTIONS
On April 24, 2008, a distribution to the limited partners of $103,418, or approximately $3.83 per limited partnership unit, was approved. Such distribution was paid on April 30, 2008. The General Partner also received a distribution of $1,045 with respect to its 1% partnership interest.
Total cash distributions declared and paid in January 2008 were $129,859.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2008 and 2007.  Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2008	2007
Bear Valley Rd., Victorville, CA	$23,489	$23,838
West Valley Blvd., Colton, CA	31,071	32,357
Palmdale Blvd., Palmdale, CA	15,926	18,097
DeAnza Country Shopping Center, Pedley, CA	30,689	35,809
Varner Road, Thousand Palms, CA	33,861	33,695

Total	$135,036	$143,796

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $135,036 during the three month period ended March 31, 2008, which represents a decrease of $8,760 from 2007. The changes in rental revenues between 2007 and 2008 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.
The increase in accounts payable from December 31, 2007 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended
	March 31,
	2008	2007
Accounting fees	80.47%	78.34%
Distribution of information to limited partners	19.53	21.66

	100.00%	100.00%

General and administrative costs increased slightly from 2007 to 2008 primarily due to increased audit and tax preparation fees, which was partially offset by decreased printing costs. Depreciation expense decreased due to some assets becoming fully depreciated during 2007.
Net income decreased by $7,246 from 2007 to 2008 due to the decrease in revenues of $8,760, the decrease in interest and other income of $550, the increase in general and administrative expenses of $597, which was partially offset by the decrease in depreciation expense of $2,661.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2007 Form 10-K.
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
Item 4T. Controls and Procedures
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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant

Del Taco LLC General Partner

Date: May 15, 2008	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002