Form 10-Q
period 2008-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2008-08-14
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$168,839	$170,340
Receivable from Del Taco LLC	47,441	45,631
Deposits	1,921	1,534

Total current assets	218,201	217,505

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,033,646	2,015,948

	1,910,189	1,927,887

	$2,128,390	$2,145,392

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$34,356	$35,481
Accounts payable	21,716	13,994

Total currentliabilities	56,072	49,475

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2008 and December31,2007	2,100,646	2,124,009
General partner-Del Taco LLC	(28,328)	(28,092)

	2,072,318	2,095,917

	$2,128,390	$2,145,392

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
RENTAL REVENUES	$142,998	$150,528	$278,033	$294,324

EXPENSES:
General and administrative	12,385	12,362	53,886	53,267
Depreciation	8,849	8,849	17,698	20,359

	21,234	21,211	71,584	73,626

Operating income	121,764	129,317	206,449	220,698

OTHER INCOME:
Interest	217	817	699	1,574
Other	3,100	550	3,575	1,300

Net income	$125,081	$130,684	$210,723	$223,572

Net income per limited partnership unit (note 2)	$4.59	$4.79	$7.72	$8.20

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$210,723	$223,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,698	20,359
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,810)	(1,264)
Deposits	(387)	152
Payable to limited partners	(1,125)	(5,346)
Accounts payable	7,722	(3,656)

Net cash provided by operating activities	232,821	233,817

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(234,322)	(266,096)

Net decrease in cash	(1,501)	(32,279)

Beginning cash balance	170,340	189,410

Ending cash balance	$168,839	$157,131

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2008, the results of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007 have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these condensed financial statements were derived from the audited 2007 financial statements.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
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
For the three months ended June 30, 2008, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,191,647 and unaudited net losses of $121,925 as compared to unaudited sales of $1,254,399 and unaudited net losses of $17,459 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues.
For the six months ended June 30, 2008, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,316,945 and unaudited net losses of $196,716 as compared to unaudited sales of $2,452,697 and unaudited net losses of $40,740 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to food, labor and operating expense increases that exceeded the growth in restaurant revenues.
NOTE 4 - TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2008. The June rent was collected in July 2008.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
UNAUDITED
NOTE 5 - DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2008 were $129,859 and $104,463, respectively. On July 20, 2008, a distribution to the limited partners of $128,118, or approximately $4.75 per limited partnership unit, was declared. Such distribution was paid on July 25, 2008. The General Partner also received a distribution of $1,295 with respect to its 1% partnership interest in July 2008.
NOTE 6 - PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 - CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2008 and 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At June 30, 2008 and December 31, 2007, the Partnership had approximately $176,000 and $191,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2008 and 2007 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Bear Valley Rd., Victorville, CA	$24,869	$24,501	$48,358	$48,339

West Valley Blvd., Colton, CA	32,767	32,514	63,838	64,872

Palmdale Blvd., Palmdale, CA	17,066	19,232	32,993	37,329

DeAnza Country Shopping Center, Pedley, CA	34,733	37,673	65,421	73,481

Varner Road, Thousand Palms, CA	33,563	36,608	67,423	70,303

Total	$142,998	$150,528	$278,033	$294,324

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $142,998 during the three month period ended June 30, 2008, which represents a decrease of $7,530 from the corresponding period in 2007. The Partnership earned rental revenue of $278,033 during the six month period ended June 30, 2008, which represents a decrease of $16,291 from the corresponding period in 2007. The changes in rental revenues between 2008 and 2007 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Accounting fees	46.99%	50.30%	77.27%	75.50%
Distribution of information to limited partners	53.01%	49.70%	22.73%	24.50%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and six month periods ended June 30, 2008 increased slightly from the corresponding periods in 2007 due to increased audit and tax preparation fees, which were partially offset by decreased accounting fees and printing costs. Depreciation expense decreased due to some assets becoming fully depreciated during 2007.
For the three month period ended June 30, 2008, net income decreased by $5,603 from 2007 to 2008 due to the decrease in revenues of $7,530 and the increase in general and administrative expenses of $23, partially offset by the increase in interest and other income of $1,950. For the six month period ended June 30, 2008, net income decreased by $12,849 from 2007 to 2008 due to the decrease in revenues of $16,291 and the increase in general and administrative expenses of $619, partially offset by the increase in interest and other income of $1,400 and the decrease in depreciation expense of $2,661.
Significant Recent Accounting Pronouncements
None
Off –Balance Sheet Arrangements
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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 14, 2008	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	Shirlene Lopez’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002