Form 10-Q
period 2008-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2008-11-14
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$167,524	$170,340
Receivable from Del Taco LLC	42,949	45,631
Deposits	1,825	1,534

Total current assets	212,298	217,505

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,042,495	2,015,948

	1,901,340	1,927,887

	$2,113,638	$2,145,392

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$35,832	$35,481
Accounts payable	14,604	13,994

Total current liabilities	50,436	49,475

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2008 and December 31, 2007	2,091,622	2,124,009
General partner-Del Taco LLC	(28,420)	(28,092)

	2,063,202	2,095,917

	$2,113,638	$2,145,392

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
RENTAL REVENUES	$138,200	$149,224	$416,233	$443,547

EXPENSES:
General and administrative	9,851	13,381	63,737	66,648
Depreciation	8,849	8,849	26,547	29,208

	18,700	22,230	90,284	95,856

Operating income	119,500	126,994	325,949	347,691

OTHER INCOME:
Interest	268	787	967	2,362
Other	600	425	4,175	1,725

Net income	$120,368	$128,206	$331,091	$351,778

Net income per limited partnership unit (note 2)	$4.41	$4.70	$12.14	$12.90

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$331,091	$351,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,547	29,208
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	2,682	2,407
Deposits	(291)	152
Payable to limited partners	351	(7,690)
Accounts payable	610	1,874

Net cash provided by operating activities	360,990	377,729

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(363,806)	(381,716)

Net decrease in cash	(2,816)	(3,987)

Beginning cash balance	170,340	189,410

Ending cash balance	$167,524	$185,423

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2007 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2008, the results of operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007 have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these condensed financial statements were derived from the audited 2007 financial statements.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
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
For the three months ended September 30, 2008, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,151,666 and unaudited net losses of $134,685 as compared to unaudited sales of $1,243,531 and unaudited net losses of $24,811 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to food, labor and operating expense increases along with a reduction in restaurant revenues.
For the nine months ended September 30, 2008, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,468,611 and unaudited net losses of $331,401 as compared to unaudited sales of $3,696,228 and unaudited net losses of $65,551 for the corresponding period in 2007. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to food, labor and operating expense increases along with a reduction in restaurant revenues.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2008. The September rent was collected in October 2008.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
UNAUDITED
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2008 were $129,859, $104,463 and $129,484, respectively. On October 22, 2008, a distribution to the limited partners of $125,426, or approximately $4.64 per limited partnership unit, was declared. Such distribution was paid on October 30, 2008. The General Partner also received a distribution of $1,267 with respect to its 1% partnership interest in October 2008.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2008 and 2007. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. At September 30, 2008 and December 31, 2007, the Partnership had approximately $185,000 and $191,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2008 and 2007 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Bear Valley Rd., Victorville, CA	$24,992	$25,907	$73,350	$74,245
West Valley Blvd., Colton, CA	33,061	32,577	96,899	97,448
Palmdale Blvd., Palmdale, CA	17,230	18,015	50,223	55,344
DeAnza Country Shopping Center, Pedley, CA	29,588	37,922	95,008	111,404
Varner Road, Thousand Palms, CA	33,329	34,803	100,753	105,106

Total	$138,200	$149,224	$416,233	$443,547

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $138,200 during the three month period ended September 30, 2008, which represents a decrease of $11,024 from the corresponding period in 2007. The Partnership earned rental revenue of $416,223 during the nine month period ended September 30, 2008, which represents a decrease of $27,314 from the corresponding period in 2007. The changes in rental revenues between 2008 and 2007 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Accounting fees	61.31%	44.32%	74.80%	69.24%
Distribution of information to limited partners	38.69%	55.68%	25.20%	30.76%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2008 decreased from the corresponding period in 2007 due to decreased printing costs. General and administrative costs for the nine month period ended September 30, 2008 decreased from the corresponding period in 2007 due to decreased accounting, printing and distribution costs, partially offset by increased audit and tax preparation fees. Depreciation expense decreased for the nine month period ended September 30, 2008 due to some assets becoming fully depreciated during 2007.
For the three month period ended September 30, 2008, net income decreased by $7,838 from 2007 to 2008 due to the decrease in revenues of $11,024 and the decrease in interest and other income of $344, partially offset by the decrease in general and administrative expenses of $3,530. For the nine month period ended September 30, 2008, net income decreased by $20,687 from 2007 to 2008 due to the decrease in revenues of $27,314, partially offset by the decrease in general and administrative expenses of $2,911, the increase in interest and other income of $1,055 and the decrease in depreciation expense of $2,661.
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
Not applicable

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits
(a)	Exhibits

31.1	Nick Shepherd’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2008	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibits	Description
31.1	Nick Shepherd’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002