Form 10-K
period 2008-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2009-03-11
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

PART I
Item 1. Business
Del Taco Restaurant Properties II (the Partnership, us, we or our) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (Del Taco or the General Partner). The Partnership sold 27,006 units totaling $6.751 million through an offering of limited partnership units from September 1984 through December 1985. The term of the partnership agreement is until April 30, 2025, unless terminated earlier by means provided in the partnership agreement.
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2008, the Partnership had a total of five properties leased to Del Taco.
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
See also Schedule III — Real Estate and Accumulated Depreciation included in Item 8.

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
The Partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 968 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.
Item 6. Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
	2008	2007	2006	2005	2004
Rental revenues	$547,191	$584,595	$631,571	$690,925	$665,398

General and administrative expense	75,327	76,924	73,986	73,237	71,316

Depreciation expense	35,396	38,057	54,180	54,180	54,180

Interest and other income	5,885	5,156	4,584	4,471	3,418

Net income	442,353	474,770	507,989	567,979	543,320

Net income per limited partnership unit	16.22	17.40	18.62	20.82	19.92

Cash distributions per limited partnership unit	17.98	19.34	21.58	22.60	21.84

Total assets	2,098,078	2,145,392	2,206,089	2,276,807	2,330,405

Long-term obligations	—	—	—	—	—
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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations — (Continued)
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2008	2007	2006
Bear Valley Rd., Victorville, CA	$96,785	$98,013	$113,030
West Valley Blvd., Colton, CA	129,665	128,669	139,412
Palmdale Blvd., Palmdale, CA	65,355	72,370	77,025
DeAnza Country Shopping Center, Pedley, CA	123,082	146,570	140,832
Varner Road, Thousand Palms, CA	132,304	138,973	161,272

Total	$547,191	$584,595	$631,571

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $547,191 during the year ended December 31, 2008, which represents a decrease of $37,404 from 2007. The decrease in rental revenues was caused by a decrease in sales at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $584,595 during the year ended December 31, 2007, which represents a decrease of $46,976 from 2006. The decrease in rental revenues was caused by a decrease in sales at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2008	2007	2006
Accounting fees	63.97%	61.09%	59.55%
Distribution of information to limited partners	34.96	37.85	39.16
Other	1.08	1.06	1.29

	100.00	100.00	100.00

General and administrative costs decreased by $1,597 from 2007 to 2008. The decrease was caused primarily by decreased costs for printing and distribution of information to partners.
General and administrative costs increased by $2,938 from 2006 to 2007. The increase was caused primarily by increased costs for accounting fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations — (Continued)
Depreciation expense decreased by $2,661 and $16,123 in 2008 and 2007 as certain land improvements became fully depreciated.
Net income decreased by $32,417 from 2007 to 2008 due to the decreases in revenues of $37,404 offset by the increase in other income of $729, the $1,597 decrease in general and administrative expenses and the decrease in depreciation expense of $2,661.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
None.

Item 8. Financial Statements and Supplementary Data
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Restaurant Properties II:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2008 and 2007 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assessment of the effectiveness of Del Taco Restaurant Properties II’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s report on internal control over financial reporting under Item 9A(T) and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 2, 2009

DEL TACO RESTAURANT PROPERTIES II
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$160,340	$170,340
Receivable from Del Taco LLC	43,520	45,631
Deposits	1,727	1,534

Total current assets	205,587	217,505

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,051,344	2,015,948

	1,892,491	1,927,887

	$2,098,078	$2,145,392

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$35,651	$35,481
Accounts payable	14,655	13,994

Total current liabilities	50,306	49,475

PARTNERS’ EQUITY AT DECEMBER 31, 2008 AND 2007:
Limited partners; 27,006 units outstanding at December 31, 2008 and December 31, 2007	2,076,346	2,124,009
General partner-Del Taco LLC	(28,574)	(28,092)

	2,047,772	2,095,917

	$2,098,078	$2,145,392

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
RENTAL REVENUES	$547,191	$584,595	$631,571

EXPENSES:
General and administrative	75,327	76,924	73,986
Depreciation	35,396	38,057	54,180

	110,723	114,981	128,166

Operating income	436,468	469,614	503,405

OTHER INCOME:
Interest	1,085	3,131	3,334
Other	4,800	2,025	1,250

Net income	$442,353	$474,770	$507,989

Net income per limited partnership unit (note 2)	$16.22	$17.40	$18.62

Number of limited partnership units used in computing per unit amounts	27,006	27,006	27,006

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2008, 2007, and 2006

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2005	27,006	$2,256,236	$(26,755)	$2,229,481

Net Income	—	502,909	5,080	507,989

Cash Distributions	—	(582,766)	(5,887)	(588,653)

Balance, December 31, 2006	27,006	2,176,379	(27,562)	2,148,817

Net Income	—	470,023	4,747	474,770

Cash Distributions	—	(522,393)	(5,277)	(527,670)

Balance, December 31, 2007	27,006	2,124,009	(28,092)	2,095,917

Net Income	—	437,930	4,423	442,353

Cash Distributions	—	(485,593)	(4,905)	(490,498)

Balance, December 31, 2008	27,006	$2,076,346	$(28,574)	$2,047,772

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$442,353	$474,770	$507,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,396	38,057	54,180
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	2,111	3,418	7,654
Deposits	(193)	152	(686)
Payable to limited partners	170	(6,679)	5,345
Accounts payable	661	(1,118)	4,601

Net cash provided by operating activities	480,498	508,600	579,083

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(490,498)	(527,670)	(588,653)

Net decrease in cash	(10,000)	(19,070)	(9,570)

Beginning cash balance	170,340	189,410	198,980

Ending cash balance	$160,340	$170,340	$189,410

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
Concentration of Risk: The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 and $100,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the Partnership had approximately $174,000 and $191,000, respectively, on deposit at one financial institution.
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
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2022. There is no minimum rental under any of the leases. The Partnership had a total of five properties leased as of December 31, 2008, 2007, and 2006.
The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,559,922, $4,871,629, and $5,263,092 and unaudited net losses of $473,380 and $111,321 for the years ended December 31, 2008 and 2007, respectively, and unaudited net income of $143,739 for the year ended December 31, 2006. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense from the debt that was issued in connection with the acquisition of Del Taco (see Note 9) as well as increased food commodity, labor and energy costs.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 4 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the month of December 2008 and 2007. The rent receivable was collected in January 2009 and 2008.
The General Partner received $4,905, $5,277 and $5,887 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2008, 2007 and 2006, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2008	2007	2006
Net income per financial statements	$442,353	$474,770	$507,989

Excess book depreciation	3,777	6,438	22,561

Taxable income	$446,130	$481,208	$530,550

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2008, is as follows (unaudited):

Partners’ equity per financial statements	$2,047,772

Issue costs of limited partnership units capitalized for tax purposes	986,745

Difference in book vs. tax depreciation	119,533

Writedown of real estate previously held for sale	161,963

Other	5,465

Partners’ equity for tax purposes	$3,321,478

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions to limited partners for the three years ended December 31, 2008 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2005	$5.76	27,006	27,006
March 31, 2006	5.03	27,006	27,006
June 30, 2006	5.14	27,006	27,006
September 30, 2006	5.65	27,006	27,006

Total paid in 2006	$21.58

December 31, 2006	$5.21	27,006	27,006
March 31, 2007	4.54	27,006	27,006
June 30, 2007	4.24	27,006	27,006
September 30, 2007	5.35	27,006	27,006

Total paid in 2007	$19.34

December 31, 2007	$4.76	27,006	27,006
March 31, 2008	3.83	27,006	27,006
June 30, 2008	4.75	27,006	27,006
September 30, 2008	4.64	27,006	27,006

Total paid in 2008	$17.98

Cash distributions per limited partnership unit were calculated based upon the weighted average units outstanding for each quarter and were paid from operations. Distributions declared in January 2009, for the quarter ended December 31, 2008, amounted to $4.39 per limited partnership unit and were paid in January 2009.
NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2008
Rental revenues	$135,036	$142,998	$138,200	$130,957
Net income	85,642	125,081	120,368	111,262
Net income per limited partnership unit	3.14	4.59	4.41	4.08

Year ended December 31, 2007
Rental revenues	$143,796	$150,528	$149,224	$141,047
Net income	92,888	130,684	128,206	122,992
Net income per limited partnership unit	3.41	4.79	4.70	4.50

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A(T). Controls and Procedures
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Treasurer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	54
James W. Lyons	Chief Development Officer	53
James D. Stoops	Executive Vice President, Operations	56
Janet D. Erickson	Executive Vice President, Purchasing	52
Steven L. Brake	Treasurer	36
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

Paul J.B. Murphy, III, Chief Executive Officer of Del Taco LLC. Mr. Murphy has served as Chief Executive Officer since February of 2009. He previously served as President and Chief Executive Officer of Einstein Noah Restaurant Group, Inc. (formerly, New World Restaurant Group, Inc.) from October of 2003 to December of 2008.
James W. Lyons, Chief Development Officer of Del Taco LLC. Mr. Lyons has served as Chief Development Officer since September of 2008. He previously served as Chief Operating Officer of Popeyes Chicken and Biscuits (a division of AFC Enterprises, Inc.), from March of 2007 to December of 2007, and as Chief Development Officer of Popeyes Chicken and Biscuits from July of 2004 to March of 2007. Prior to that, he served as Vice President of Development for Domino’s Pizza from 2002 to July of 2004.
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
Steven L. Brake, Vice President, Treasurer and Controller of Del Taco LLC. Mr. Brake has been Treasurer since March 2007 and previously served as the Corporate Controller of Del Taco LLC from September 2003 to March of 2007. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake is a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13. Certain Relationships, Related Transactions, and Director Independence
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2008, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $4,423 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $4,905 in distributions relating to its one percent interest in the Partnership.
(b)	During 2008, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2008 for any amount.

(d)	Not applicable.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2008	2007
Audit Fees	$17,779	$14,330
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$17,779	$14,330

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm - Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:
1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES II
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, Buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Victorville, CA	$—	$327,770	$224,843	$—	$552,613	$209,146	1986	1986	20(LI), 35 (BI)
Colton, CA	—	262,661	180,179	—	442,840	167,603	1986	1986	20(LI), 35 (BI)
Palmdale, CA	—	404,791	277,677	—	682,468	258,296	1986	1986	20(LI), 35 (BI)
Pedley, CA	—	364,334	249,925	—	614,259	232,479	1987	1987	20(LI), 35 (BI)
Thousand Palms, CA	—	446,450	306,255	—	752,705	284,869	1987	1987	20(LI), 35 (BI)

	$—	$1,806,006	$1,238,879	$—	$3,044,885	$1,152,393

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2005:	$3,044,885	$1,024,760
Additions	—	54,180
Retirements	—	—

Balances at December 31, 2006:	3,044,885	1,078,940
Additions	—	38,057
Retirements	—	—

Balances at December 31, 2007:	3,044,885	1,116,997
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2008:	$3,044,885	$1,152,393

The aggregate cost basis of Del Taco Restaurant Properties II real estate assets for Federal income tax purposes was $2,188,770 at December 31, 2008.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
a California limited partnership

Del Taco LLC
General Partner

Date March 11, 2009	Paul J.B. Murphy, III Paul J.B. Murphy, III
Chief Executive Officer

Date March 11, 2009	James W. Lyons James W. Lyons
Chief Development Officer

Date March 11, 2009	Steven L. Brake Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description
1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

31.1	Paul J.B. Murphy, III Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002