Form 10-Q
period 2009-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2009-05-15
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$151,607	$160,340
Receivable from Del Taco LLC	46,836	43,520
Deposits	1,630	1,727

Total current assets	200,073	205,587

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,060,193	2,051,344

	1,883,642	1,892,491

	$2,083,715	$2,098,078

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$37,797	$35,651
Accounts payable	36,598	14,655

Total current liabilities	74,395	50,306

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at March 31, 2009 and December 31, 2008	2,038,279	2,076,346
General partner-Del Taco LLC	(28,959)	(28,574)

	2,009,320	2,047,772

	$2,083,715	$2,098,078

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
RENTAL REVENUES	$127,892	$135,036

EXPENSES:
General and administrative	37,989	41,502
Depreciation	8,849	8,849

	46,838	50,351

Operating income	81,054	84,685

OTHER INCOME:
Interest	58	482
Other	125	475

Net income	$81,237	$85,642

Net income per limited partnership unit (Note 2)	$2.98	$3.14

Number of units used in computing per unit amounts	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$81,237	$85,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,849	8,849
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(3,316)	(2,886)
Deposits	97	(484)
Payable to limited partners	2,146	1,161
Accounts payable	21,943	13,342

Net cash provided by operating activities	110,956	105,624

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(119,689)	(129,859)

Net decrease in cash	(8,733)	(24,235)

Beginning cash balance	160,340	170,340

Ending cash balance	$151,607	$146,105

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2009, the results of operations and cash flows for the three month periods ended March 31, 2009 and 2008 have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Amounts related to the disclosure of December 31, 2008 balances within these condensed financial statements were derived from the 2008 audited financial statements.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2009 and 2008.
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
For the three months ended March 31, 2009, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,065,765 and unaudited net losses of $134,510 as compared to the unaudited amounts of $1,125,298 and $74,791, respectively, for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to a reduction in restaurant revenues.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
MARCH 31, 2009
UNAUDITED
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2009. The March rent receivable was collected in April 2009.
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
NOTE 5 — DISTRIBUTIONS
On April 28, 2009, a distribution to the limited partners of $107,722, or approximately $3.99 per limited partnership unit, was approved. Such distribution was paid on April 30, 2009. The General Partner also received a distribution of $1,088 with respect to its 1% partnership interest.
Total cash distributions declared and paid in January 2009 were $119,689.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for 6 months or longer.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2009 and 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 and $100,000 at March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the Partnership had approximately $159,000 and $174,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2009	2008
Bear Valley Rd., Victorville, CA	$22,994	$23,489

West Valley Blvd., Colton, CA	32,109	31,071

Palmdale Blvd., Palmdale, CA	15,318	15,926

DeAnza Country Shopping Center, Pedley, CA	28,038	30,689

Varner Road, Thousand Palms, CA	29,433	33,861

Total	$127,892	$135,036

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $127,892 during the three month period ended March 31, 2009, which represents a decrease of $7,144 from 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.
The increase in accounts payable from December 31, 2008 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2009	2008
Accounting fees	80.74%	80.47%
Distribution of information to limited partners	19.26	19.53

	100.00%	100.00%

General and administrative costs decreased from 2008 to 2009 primarily due to decreased audit fees, tax preparation fees, and costs for printing and the distribution of information to limited partners.
Net income decreased by $4,405 from 2008 to 2009 due to the decreases in revenues of $7,144 and interest and other income of $774, partially offset by the decrease in general and administrative expenses of $3,513.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2008 Form 10-K.
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
Not applicable

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 15, 2009	/s/ Steven L. Brake
Steven L. Brake
Treasurer