Form 10-Q/A
period 2008-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2009-07-22
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note
     We are filing this Amendment No.1 on Form 10-Q/A to amend our Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 15, 2009, for the purpose of including the introductory language addressing internal control over financial reporting as required in paragraph four of the Principal Executive Officer and Principal Financial Officer certifications.
     This Amendment No. 1 only reflects the changes discussed above. No other information included in the Original Form 10-Q has been amended by this Form 10-Q/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-Q or otherwise.

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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: July 22, 2009	/s/ Steven L. Brake
Steven L. Brake
Treasurer