Form 10-Q
period 2009-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2009-08-14
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$144,462	$160,340
Receivable from Del Taco LLC	44,287	43,520
Deposits	1,534	1,727

Total current assets	190,283	205,587

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,069,042	2,051,344

	1,874,793	1,892,491

	$2,065,076	$2,098,078

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$34,531	$35,651
Accounts payable	13,712	14,655

Total current liabilities	48,243	50,306

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2009 and December 31, 2008	2,045,717	2,076,346
General partner-Del Taco LLC	(28,884)	(28,574)

	2,016,833	2,047,772

	$2,065,076	$2,098,078

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

RENTAL REVENUES	$137,183	$142,998	$265,075	$278,033

EXPENSES:
General and administrative	12,805	12,385	50,794	53,886
Depreciation	8,849	8,849	17,698	17,698

	21,654	21,234	68,492	71,584

Operating income	115,529	121,764	196,583	206,449

OTHER INCOME:
Interest	44	217	102	699
Other	750	3,100	875	3,575

Net income	$116,323	$125,081	$197,560	$210,723

Net income per limited partnership unit (note 2)	$4.26	$4.59	$7.24	$7.72

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$197,560	$210,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,698	17,698
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(767)	(1,810)
Deposits	193	(387)
Payable to limited partners	(1,120)	(1,125)
Accounts payable	(943)	7,722

Net cash provided by operating activities	212,621	232,821

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(228,499)	(234,322)

Net decrease in cash	(15,878)	(1,501)

Beginning cash balance	160,340	170,340

Ending cash balance	$144,462	$168,839

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2009, the results of operations for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six month periods ended June 30, 2009 and 2008 have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these condensed financial statements were derived from the audited 2008 financial statements. Management has evaluated subsequent events through August 14, 2009, which is the date the financial statements were issued.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
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
For the three months ended June 30, 2009, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,143,194 and unaudited net losses of $122,162 as compared to unaudited sales of $1,191,647 and unaudited net losses of $121,925 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense.
For the six months ended June 30, 2009, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,208,959 and unaudited net losses of $256,672 as compared to unaudited sales of $2,316,945 and unaudited net losses of $196,716 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to a reduction in restaurant revenues.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2009. The June rent was collected in July 2009.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009
UNAUDITED
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2009 were $119,689 and $108,810, respectively. On July 28, 2009, a distribution to the limited partners of $103,881, or approximately $3.85 per limited partnership unit, was declared. Such distribution was paid on July 31, 2009. The General Partner also received a distribution of $1,049 with respect to its 1% partnership interest.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2009 and 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limits were $250,000 and $100,000 at June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the Partnership had approximately $151,000 and $174,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and six months ended June 30, 2009 and 2008 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Bear Valley Rd., Victorville, CA	$24,219	$24,869	$47,212	$48,358
West Valley Blvd., Colton, CA	33,705	32,767	65,814	63,838
Palmdale Blvd., Palmdale, CA	16,448	17,066	31,766	32,993
DeAnza Country Shopping Center, Pedley, CA	30,251	34,733	58,290	65,421
Varner Road, Thousand Palms, CA	32,560	33,563	61,993	67,423

Total	$137,183	$142,998	$265,075	$278,033

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $137,183 during the three month period ended June 30, 2009, which represents a decrease of $5,815 from the corresponding period in 2008. The Partnership earned rental revenue of $265,075 during the six month period ended June 30, 2009, which represents a decrease of $12,958 from the corresponding period in 2008. The changes in rental revenues between 2009 and 2008 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

		Percentage of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Accounting fees	50.64%	46.99%	76.32%	77.27%
Distribution of information to limited partners	49.36%	53.01%	23.68%	22.73%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased slightly during the three month period from 2008 to 2009 primarily due an increase in certain software and printing costs, mostly offset by decreased accounting and information distribution costs. General and administrative costs decreased during the six month period from 2008 to 2009 due to decreased accounting and audit fees and information distribution costs, which were partially offset by increases in certain software and printing costs.
For the three month period ended June 30, 2009, net income decreased by $8,758 from 2008 to 2009 due to the decrease in revenues of $5,815, the decrease in interest and other income of $2,523 and the increase in general and administrative expenses of $420. For the six month period ended June 30, 2009, net income decreased by $13,163 from 2008 to 2009 due to the decrease in revenues of $12,958, the decrease in interest and other income of $3,297 partially offset by the decrease in general and administrative expenses of $3,092.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
None.

Item 4T. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures:
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.
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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 14, 2009	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX
Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002