Form 10-Q
period 2009-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2009-11-16
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$174,845	$160,340
Receivable from Del Taco LLC	44,479	43,520
Deposits	1,991	1,727

Total current assets	221,315	205,587

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,077,891	2,051,344

	1,865,944	1,892,491

	$2,087,259	$2,098,078

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$36,379	$35,651
Accounts payable	27,094	14,655

Total current liabilities	63,473	50,306

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2009 and December 31, 2008	2,052,600	2,076,346
General partner-Del Taco LLC	(28,814)	(28,574)

	2,023,786	2,047,772

	$2,087,259	$2,098,078

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
RENTAL REVENUES	$137,739	$138,200	$402,814	$416,233

EXPENSES:
General and administrative	17,380	9,851	68,174	63,737
Depreciation	8,849	8,849	26,547	26,547

	26,229	18,700	94,721	90,284

Operating income	111,510	119,500	308,093	325,949

OTHER INCOME:
Interest	48	268	150	967
Other	325	600	1,200	4,175

Net income	$111,883	$120,368	$309,443	$331,091

Net income per limited partnership unit (note 2)	$4.10	$4.41	$11.34	$12.14

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$309,443	$331,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,547	26,547
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(959)	2,682
Deposits	(264)	(291)
Payable to limited partners	728	351
Accounts payable	12,439	610

Net cash provided by operating activities	347,934	360,990

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(333,429)	(363,806)

Net increase (decrease) in cash	14,505	(2,816)

Beginning cash balance	160,340	170,340

Ending cash balance	$174,845	$167,524

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2008 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2009, the results of operations for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008 have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these condensed financial statements were derived from the audited 2008 financial statements. Management has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
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
For the three months ended September 30, 2009, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,147,828 and unaudited net losses of $110,806 as compared to unaudited sales of $1,151,666 and unaudited net losses of $134,685 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to a reduction in operating costs.
For the nine months ended September 30, 2009, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,356,787 and unaudited net losses of $367,478 as compared to unaudited sales of $3,468,611 and unaudited net losses of $331,401 for the corresponding period in 2008. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to a reduction in restaurant revenues, partially offset by a reduction in operating expenses.
During the third quarter ended September 30, 2009, the Partnership listed the Palmdale Boulevard, Palmdale, CA restaurant property for sale. Based on limited interest to date and the challenging conditions in the macroeconomic environment as well as within the commercial real estate market the sale of this property is not probable, as such this asset has not been classified as an asset held for sale.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2009. The September rent was collected in October 2009.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
UNAUDITED
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2009 were $119,689, $108,810 and $104,930, respectively. On October 27, 2009, a distribution to the limited partners of $132,131, or approximately $4.89 per limited partnership unit, was declared. Such distribution was paid on October 30, 2009. The General Partner also received a distribution of $1,335 with respect to its 1% partnership interest in October 2009.
NOTE 6 – PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 – CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2009 and 2008. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limit was $250,000 at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, the Partnership had approximately $180,000 and $174,000, respectively, on deposit at one financial institution.

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
During the third quarter ended September 30, 2009, the Partnership listed the Palmdale Boulevard, Palmdale, CA restaurant property for sale. Based on limited interest to date and the challenging conditions in the macroeconomic environment as well as within the commercial real estate market, the timing of the completion of this transaction, if at all, is not certain.
Results of Operations
The Partnership owned seven properties that were under long-term lease to Del Taco for restaurant operations. Two restaurants were sold in 1994 and five are currently operating.
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2009 and 2008 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Bear Valley Rd., Victorville, CA	$25,315	$24,992	$72,528	$73,350

West Valley Blvd., Colton, CA	34,706	33,061	100,520	96,899

Palmdale Blvd., Palmdale, CA	16,278	17,230	48,044	50,223

DeAnza Country Shopping Center, Pedley, CA	30,159	29,588	88,448	95,008

Varner Road, Thousand Palms, CA	31,281	33,329	93,274	100,753

Total	$137,739	$138,200	$402,814	$416,233

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $137,739 during the three month period ended September 30, 2009, which represents a decrease of $461 from the corresponding period in 2008. The Partnership earned rental revenue of $402,814 during the nine month period ended September 30, 2009, which represents a decrease of $13,419 from the corresponding period in 2008. The changes in rental revenues between 2009 and 2008 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Accounting fees	32.80%	61.31%	65.22%	74.80%
Distribution of information to limited partners	67.20%	38.69%	34.78%	25.20%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2009 increased from the corresponding period in 2008 primarily due to increased printing costs, bank charges and an appraisal on one of the restaurants. General and administrative costs for the nine month period ended September 30, 2009 increased from the corresponding period in 2008 primarily due to increased printing costs, bank charges and an appraisal on one of the restaurants, partially offset by reduced accounting and tax preparation costs.
For the three month period ended September 30, 2009, net income decreased by $8,485 from 2008 to 2009 due to the decrease in revenues of $461, the decrease in interest and other income of $495 and the increase in general and administrative expenses of $7,529. For the nine month period ended September 30, 2009, net income decreased by $21,648 from 2008 to 2009 due to the decrease in revenues of $13,419, the decrease in interest and other income of $3,792 and the increase in general and administrative expenses of $4,437.
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
The Partnership accounts for property and equipment in accordance with authoritative guidance issued by the Financial Accounting Standards Board that requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the asset. Once a determination has been made that an impairment loss should be recognized for long-lived assets, various assumptions and estimates are used to determine fair value including, among others, estimated costs of construction and development, recent sales of comparable properties and the opinions of fair value prepared by independent real estate appraisers. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: November 16, 2009	/s/ Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002