Form 10-K
period 2009-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2010-03-12
CIK 749153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

DOCUMENTS INCORPORATED BY REFERENCE

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
The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2009, the Partnership had a total of five properties leased to Del Taco.
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

Item 1A.	Risk Factors
None.

Item 2.	Properties
The Partnership acquired seven properties with proceeds obtained from the sale of partnership units:

Date of
		Date of	Restaurant	Commencement
Address	City, State	Acquisition	Constructed	of Operation (1)
Bear Valley Road	Victorville, CA	February 4, 1986	60 seat with drive through service window	June 13, 1986

West Valley Boulevard	Colton, CA	March 11, 1986	60 seat with drive through service window	June 24, 1986

Palmdale Boulevard	Palmdale, CA	December 12, 1986	60 seat with drive through service window	May 7, 1987

South Gate Town Center	South Gate, CA	January 28, 1987	60 seat with drive through service window	May 28, 1987 (2)

Main Avenue	Fallbrook, CA	March 10, 1987	60 seat with drive through service window	August 19, 1987 (3)

De Anza Country Shopping Center	Pedley, CA	April 13, 1987	60 seat with drive through service window	October 28, 1987

Varner Road	Thousand Palms, CA	October 14, 1987	60 seat with drive through service window	April 28, 1988
See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In May 1994, the South Gate property was sold yielding net proceeds to the Partnership of $497,202.

(3)	In November 1994, the Fallbrook property was sold yielding net proceeds to the Partnership of $357,531.

Item 3.	Legal Proceedings
The Partnership is not a party to any material pending legal proceedings.

Item 4.	[Reserved]

PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
The Partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 941 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data
The selected financial data presented as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
	2009	2008	2007	2006	2005
Rental revenues	$539,513	$547,191	$584,595	$631,571	$690,925
General and administrative expense	79,023	75,327	76,924	73,986	73,237

Depreciation expense	35,396	35,396	38,057	54,180	54,180

Interest and other income	2,468	5,885	5,156	4,584	4,471

Net income	427,562	442,353	474,770	507,989	567,979
Net income per limited partnership unit	15.67	16.22	17.40	18.62	20.82
Cash distributions per limited partnership unit	17.12	17.98	19.34	21.58	22.60

Total assets	2,060,970	2,098,078	2,145,392	2,206,089	2,276,807

Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations – (Continued)
The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2009	2008	2007
Bear Valley Rd., Victorville, CA	$97,504	$96,785	$98,013
West Valley Blvd., Colton, CA	133,234	129,665	128,669
Palmdale Blvd., Palmdale, CA	63,934	65,355	72,370
DeAnza Country Shopping Center, Pedley, CA	118,216	123,082	146,570
Varner Road, Thousand Palms, CA	126,625	132,304	138,973

Total	$539,513	$547,191	$584,595

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $539,513 during the year ended December 31, 2009, which represents a decrease of $7,678 from 2008. The changes in rental revenues between 2008 and 2009 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.
The Partnership earned rental revenues of $547,191 during the year ended December 31, 2008, which represents a decrease of $37,404 from 2007. The changes in rental revenues between 2007 and 2008 are directly attributable to decreases in sales levels at the restaurants under lease due to local competitive and industry factors.
The following table breaks down general and administrative expenses by type of expense:
Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2009	2008	2007
Accounting fees	56.12%	63.97%	61.09%
Distribution of information to limited partners	35.49	34.96	37.85
Other	8.39	1.08	1.06

	100.00%	100.00%	100.00%

General and administrative costs increased by $3,696 from 2008 to 2009. The increase was caused primarily due to increased printing costs, bank charges and an appraisal on one of the restaurants, partially offset by reduced accounting and tax preparation costs.
General and administrative costs decreased by $1,597 from 2007 to 2008. The decrease was caused primarily by decreased costs for printing and distribution of information to partners.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)
Results of Operations – (Continued)
Depreciation expense decreased by $2,661 in 2008 as certain land improvements became fully depreciated.
Net income decreased by $14,791 from 2008 to 2009 due to the decrease in revenues of $7,678, the decrease in other income of $3,417 and the $3,696 increase in general and administrative expenses.
Net income decreased by $32,417 from 2007 to 2008 due to the decrease in revenues of $37,404 offset by the increase in other income of $729, the $1,597 decrease in general and administrative expenses and the decrease in depreciation expense of $2,661.
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
PART I. INFORMATION

Report of Independent Registered Public Accounting Firm
To the Partners
Del Taco Restaurant Properties II:
We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2009 and 2008 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to examine management’s assessment of the effectiveness of Del Taco Restaurant Properties II’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s report on internal control over financial reporting under Item 9A(T) and, accordingly, we do not express an opinion thereon.
/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Newport Beach, California
March 10, 2010

DEL TACO RESTAURANT PROPERTIES II
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$156,281	$160,340
Receivable from Del Taco LLC	45,681	43,520
Deposits	1,913	1,727

Total current assets	203,875	205,587

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,086,740	2,051,344

	1,857,095	1,892,491

	$2,060,970	$2,098,078

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$37,360	$35,651
Accounts payable	15,171	14,655

Total current liabilities	52,531	50,306

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at December 31, 2009 and December 31, 2008	2,037,407	2,076,346
General partner-Del Taco LLC	(28,968)	(28,574)

	2,008,439	2,047,772

	$2,060,970	$2,098,078

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
RENTAL REVENUES	$539,513	$547,191	$584,595

EXPENSES:
General and administrative	79,023	75,327	76,924
Depreciation	35,396	35,396	38,057

	114,419	110,723	114,981

Operating income	425,094	436,468	469,614

OTHER INCOME:
Interest	193	1,085	3,131
Other	2,275	4,800	2,025

Net income	$427,562	$442,353	$474,770

Net income per limited partnership unit (note 2)	$15.67	$16.22	$17.40

Number of limited partnership units used in computing per unit amounts	27,006	27,006	27,006

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2009, 2008, and 2007

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2006	27,006	$2,176,379	$(27,562)	$2,148,817

Net Income	—	470,023	4,747	474,770

Cash Distributions	—	(522,393)	(5,277)	(527,670)

Balance, December 31, 2007	27,006	2,124,009	(28,092)	2,095,917

Net Income	—	437,930	4,423	442,353

Cash Distributions	—	(485,593)	(4,905)	(490,498)

Balance, December 31, 2008	27,006	2,076,346	(28,574)	2,047,772

Net Income	—	423,287	4,275	427,562

Cash Distributions	—	(462,226)	(4,669)	(466,895)

Balance, December 31, 2009	27,006	$2,037,407	$(28,968)	$2,008,439

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$427,562	$442,353	$474,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,396	35,396	38,057
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,161)	2,111	3,418
Deposits	(186)	(193)	152
Payable to limited partners	1,709	170	(6,679)
Accounts payable	516	661	(1,118)

Net cash provided by operating activities	462,836	480,498	508,600

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(466,895)	(490,498)	(527,670)

Net decrease in cash	(4,059)	(10,000)	(19,070)

Beginning cash balance	160,340	170,340	189,410

Ending cash balance	$156,281	$160,340	$170,340

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
Basis of Accounting: The Partnership utilizes the accrual method of accounting for transactions relating to the business of the Partnership. The summary of significant accounting policies presented below is designed to assist in understanding the Partnership’s financial statements. Such financial statements and accompanying notes are the representations of the Partnership’s management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (GAAP) in all material respects, and have been consistently applied in preparing the accompanying financial statements.
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
Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition: Rental revenue is recognized based on 12 percent of gross sales of the restaurants for the corresponding period, and is earned at the point of sale.
Concentration of Risk: The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 at December 31, 2009 and 2008. At December 31, 2009 and 2008, the Partnership had approximately $167,000 and $174,000, respectively, on deposit at one financial institution.
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
NOTE 3 — LEASING ACTIVITIES
The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2022. There is no minimum rental under any of the leases. The Partnership had a total of five properties leased as of December 31, 2009, 2008, and 2007.
The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,495,944, $4,559,922, and $4,871,629 and unaudited net losses of $479,295, $473,380 and $111,321 for the years ended December 31, 2009, 2008 and 2007, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net income from the corresponding period of the prior year primarily relates to additional interest expense as well as a reduction in restaurant revenues.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 4 — RELATED PARTIES
The receivable from Del Taco consists of rent accrued for the month of December 2009 and 2008. The rent receivable was collected in January 2010 and 2009.
The General Partner received $4,669, $4,905 and $5,277 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2009, 2008 and 2007, respectively.
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
A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2009	2008	2007
Net income per financial statements	$427,562	$442,353	$474,770

Excess book depreciation	3,777	3,777	6,438

Taxable income	$431,339	$446,130	$481,208

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2009, is as follows (unaudited):

Partners’ equity per financial statements	$2,008,439

Issue costs of limited partnership units capitalized for tax purposes	986,745

Difference in book vs. tax depreciation	123,310

Writedown of real estate previously held for sale	161,963

Other	5,465

Partners’ equity for tax purposes	$3,285,922

DEL TACO RESTAURANT PROPERTIES II
NOTES TO FINANCIAL STATEMENTS — CONTINUED
NOTE 6 — CASH DISTRIBUTIONS TO LIMITED PARTNERS
Cash distributions to limited partners for the three years ended December 31, 2009 were as follows:

	Cash	Weighted	Number of Units
	Distribution per	Average Number	Outstanding at
	Limited Partnership	of Units	the End of
Quarter Ended	Unit	Outstanding	Quarter
December 31, 2006	$5.21	27,006	27,006
March 31, 2007	4.54	27,006	27,006
June 30, 2007	4.24	27,006	27,006
September 30, 2007	5.35	27,006	27,006

Total paid in 2007	$19.34

December 31, 2007	$4.76	27,006	27,006
March 31, 2008	3.83	27,006	27,006
June 30, 2008	4.75	27,006	27,006
September 30, 2008	4.64	27,006	27,006

Total paid in 2008	$17.98

December 31, 2008	$4.39	27,006	27,006
March 31, 2009	3.99	27,006	27,006
June 30, 2009	3.85	27,006	27,006
September 30, 2009	4.89	27,006	27,006

Total paid in 2009	$17.12

Cash distributions per limited partnership unit were calculated based upon the weighted average units outstanding for each quarter and were paid from operations. Distributions declared in January 2010, for the quarter ended December 31, 2009, amounted to $4.18 per limited partnership unit and were paid in February 2010.
NOTE 7 — RESULTS BY QUARTER (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2009
Rental revenues	$127,892	$137,183	$137,739	$136,699
Net income	81,237	116,323	111,883	118,119
Net income per limited partnership unit	2.98	4.26	4.10	4.33

Year ended December 31, 2008
Rental revenues	$135,036	$142,998	$138,200	$130,957
Net income	85,642	125,081	120,368	111,262
Net income per limited partnership unit	3.14	4.59	4.41	4.08

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
Disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Treasurer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost—benefit relationship of possible controls and procedures.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.
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
(a) & (b) Del Taco serves as the Partnership’s sole general partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	55
James W. Lyons	Chief Development Officer	54
James D. Stoops	Executive Vice President, Operations	57
Janet D. Erickson	Executive Vice President, Purchasing	53
Steven L. Brake	Treasurer	37
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management
(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
(a)	No transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2009, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.
(1)	The General Partner earned $4,275 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $4,669 in distributions relating to its one percent interest in the Partnership.
(b)	During 2009, the Partnership had no business relationships with any entity of a type required to be reported under this item.
(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2009 for any amount.
(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2009	2008
Audit Fees	$17,547	$17,779
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$17,547	$17,779

The General Partner approves all the audit and non-audit services, and related fees, provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm — Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEL TACO RESTAURANT PROPERTIES II
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

				Cost capitalized	Gross amount at
		Initial cost		subsequent to	which carried at
		to company		acquisition	close of period				Life on which
		Land	Buildings &		Land, Buildings &				depreciation in latest
Description		& land	Improve-	Carrying	improvements	Accumulated	Date of	Date	income statement
(All Restaurants)	Encumbrances	improvements	ments	costs	Total	depreciation	construction	acquired	is computed

Victorville, CA	$—	$327,770	$224,843	$—	$552,613	$215,570	1986	1986	20 (LI), 35 (BI)
Colton, CA	—	262,661	180,179	—	442,840	172,751	1986	1986	20 (LI), 35 (BI)
Palmdale, CA	—	404,791	277,677	—	682,468	266,230	1986	1986	20 (LI), 35 (BI)
Pedley, CA	—	364,334	249,925	—	614,259	239,620	1987	1987	20 (LI), 35 (BI)
Thousand Palms, CA	—	446,450	306,255	—	752,705	293,618	1987	1987	20 (LI), 35 (BI)

	$—	$1,806,006	$1,238,879	$—	$3,044,885	$1,187,789

		Accumulated
	Restaurants	Depreciation
Balances at December 31, 2006:	$3,044,885	$1,078,940
Additions	—	38,057
Retirements	—	—

Balances at December 31, 2007:	3,044,885	1,116,997
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2008:	3,044,885	1,152,393
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2009:	$3,044,885	$1,187,789

The aggregate cost basis of Del Taco Restaurant Properties II real estate assets for Federal income tax purposes was $2,188,770 at December 31, 2009.
See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II a California limited partnership Del Taco LLC General Partner

Date March 12, 2010	Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 12, 2010	James W. Lyons
James W. Lyons
Chief Development Officer

Date March 12, 2010	Steven L. Brake
Steven L. Brake
Treasurer

EXHIBIT INDEX

Exhibit	Description

1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002