Form 10-Q
period 2010-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2010-05-17
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I.    FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$137,824	$156,281
Receivable from Del Taco LLC	47,523	45,681
Deposits	1,834	1,913

Total current assets	187,181	203,875

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,095,589	2,086,740

	1,848,246	1,857,095

	$2,035,427	$2,060,970

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$37,969	$37,360
Accounts payable	19,130	15,171

Total current liabilities	57,099	52,531

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at March 31, 2010 and December 31, 2009	2,007,597	2,037,407
General partner-Del Taco LLC	(29,269)	(28,968)

	1,978,328	2,008,439

	$2,035,427	$2,060,970

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
RENTAL REVENUES	$129,334	$127,892

EXPENSES:
General and administrative	36,945	37,989
Depreciation	8,849	8,849

	45,794	46,838

Operating income	83,540	81,054

OTHER INCOME:
Interest	45	58
Other	225	125

Net income	$83,810	$81,237

Net income per limited partnership unit (Note 2)	$3.07	$2.98

Number of units used in computing per unit amounts	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$83,810	$81,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,849	8,849
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,842)	(3,316)
Deposits	79	97
Payable to limited partners	609	2,146
Accounts payable	3,959	21,943

Net cash provided by operating activities	95,464	110,956

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(113,921)	(119,689)

Net decrease in cash	(18,457)	(8,733)

Beginning cash balance	156,281	160,340

Ending cash balance	$137,824	$151,607

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2010, the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009 have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to the disclosure of December 31, 2009 balances within these condensed financial statements were derived from the 2009 audited financial statements.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2010 and 2009.
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
FOR THE THREE MONTHS MARCH 31, 2010
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
For the three months ended March 31, 2010, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,077,786 and unaudited net losses of $139,273 as compared to the unaudited amounts of $1,065,765 and $134,510, respectively, for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increased operating costs.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2010. The March rent receivable was collected in April 2010.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January 2010 were $113,921. On April 29, 2010, a distribution to the limited partners of $93,905, or approximately $3.48 per limited partnership unit, was declared. Such distribution was paid on May 3, 2010. The General Partner also received a distribution of $949 with respect to its 1% partnership interest in May 2010.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS MARCH 31, 2010
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 at March 31, 2010 and 2009. At March 31, 2010 and December 31, 2009, the Partnership had approximately $161,000 and $167,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended
	March 31,
	2010	2009
Bear Valley Rd., Victorville, CA	$23,078	$22,994
West Valley Blvd., Colton, CA	31,070	32,109
Palmdale Blvd., Palmdale, CA	15,715	15,318
DeAnza Country Shopping Center, Pedley, CA	27,628	28,038
Varner Road, Thousand Palms, CA	31,843	29,433

Total	$129,334	$127,892

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $129,334 during the three month period ended March 31, 2010, which represents an increase of $1,442 from 2009. The changes in rental revenues between 2009 and 2010 are directly attributable to increases in sales levels at the restaurants under lease.
The increase in accounts payable from December 31, 2009 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2010	2009
Accounting fees	78.05%	80.74%
Distribution of information to limited partners	21.95	19.26

	100.00%	100.00%

General and administrative costs decreased from 2009 to 2010 primarily due to decreased audit fees, tax preparation fees, and costs for printing and the distribution of information to limited partners, partially offset by increased bank charges.
Net income increased by $2,573 from 2009 to 2010 due to the increases in revenues of $1,442 and interest and other income of $87 and the decrease in general and administrative expenses of $1,044.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2009 Form 10-K.
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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: May 17, 2010	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002