Form 10-Q
period 2010-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2010-08-16
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 0-16190

DEL TACO RESTAURANT PROPERTIES II
A California limited partnership
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0064245 (I.R.S. Employer Identification Number)

25521 Commercentre Drive, Lake Forest, California (Address of principal executive offices)	92630 (Zip Code)

(949) 462-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$168,680	$156,281
Receivable from Del Taco LLC	46,435	45,681
Deposits	1,755	1,913

Total current assets	216,870	203,875

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,104,438	2,086,740

	1,839,397	1,857,095

	$2,056,267	$2,060,970

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$40,450	$37,360
Accounts payable	11,760	15,171

Total current liabilities	52,210	52,531

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2010 and December 31, 2009	2,033,068	2,037,407
General partner-Del Taco LLC	(29,011)	(28,968)

	2,004,057	2,008,439

	$2,056,267	$2,060,970

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
RENTAL REVENUES	$139,639	$137,183	$268,973	$265,075

EXPENSES:
General and administrative	11,002	12,805	47,947	50,794
Depreciation	8,849	8,849	17,698	17,698

	19,851	21,654	65,645	68,492

Operating income	119,788	115,529	203,328	196,583

OTHER INCOME:
Interest	45	44	90	102
Other	750	750	975	875

Net income	$120,583	$116,323	$204,393	$197,560

Net income per limited partnership unit (note 2)	$4.42	$4.26	$7.49	$7.24

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$204,393	$197,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,698	17,698
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(754)	(767)
Deposits	158	193
Payable to limited partners	3,090	(1,120)
Accounts payable	(3,411)	(943)

Net cash provided by operating activities	221,174	212,621

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(208,775)	(228,499)

Net change in cash	12,399	(15,878)

Beginning cash balance	156,281	160,340

Ending cash balance	$168,680	$144,462

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2010, the results of operations for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010 and 2009 have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these condensed financial statements were derived from the audited 2009 financial statements.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
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
For the three months ended June 30, 2010, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,163,657 and unaudited net losses of $92,236 as compared to unaudited sales of $1,143,194 and unaudited net losses of $122,162 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year relates to an increase in restaurant revenues and a decrease in operating costs.
For the six months ended June 30, 2010, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,241,443 and unaudited net losses of $231,509 as compared to unaudited sales of $2,208,959 and unaudited net losses of $256,672 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to an increase in restaurant revenues.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2010. The June rent receivable was collected in July 2010.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
UNAUDITED
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2010 were $113,921 and $94,854, respectively. On July 28, 2010, a distribution to the limited partners of $121,997, or approximately $4.52 per limited partnership unit, was declared. Such distribution was paid on August 5, 2010. The General Partner also received a distribution of $1,232 with respect to its 1% partnership interest.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. At various times, the cash balance is in excess of the Federal Depository Insurance Commission’s limits. The Federal Depository Insurance Commission’s limits were $250,000 at June 30, 2010 and 2009. At June 30, 2010 and December 31, 2009, the Partnership had approximately $174,000 and $167,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Bear Valley Rd., Victorville, CA	$24,185	$24,219	$47,263	$47,212
West Valley Blvd., Colton, CA	33,483	33,705	64,554	65,814
Palmdale Blvd., Palmdale, CA	16,382	16,448	32,096	31,766
DeAnza Country Shopping Center, Pedley, CA	29,321	30,251	56,949	58,290
Varner Road, Thousand Palms, CA	36,268	32,560	68,111	61,993

Total	$139,639	$137,183	$268,973	$265,075

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $139,639 during the three month period ended June 30, 2010, which represents an increase of $2,456 from the corresponding period in 2009. The Partnership earned rental revenue of $268,973 during the six month period ended June 30, 2010, which represents an increase of $3,898 from the corresponding period in 2009. The changes in rental revenues between 2010 and 2009 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

		Percentage of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Accounting fees	49.65%	50.64%	74.70%	76.32%
Distribution of information to limited partners	50.35%	49.36%	25.30%	23.68%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs decreased during the three month and six month periods from 2009 to 2010 primarily due to decreased audit fees, tax preparation fees, software licensing fees and costs for printing and the distribution of information to limited partners, partially offset by increased bank charges.
For the three month period ended June 30, 2010, net income increased by $4,260 from 2009 to 2010 due to the increase in revenues of $2,456, the increase in interest and other income of $1 and the decrease in general and administrative expenses of $1,803. For the six month period ended June 30, 2010, net income increased by $6,833 from 2009 to 2010 due to the increase in revenues of $3,898, the increase in interest and other income of $88, and the decrease in general and administrative expenses of $2,847.
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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 16, 2010	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002