Form 10-Q
period 2010-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2010-11-15
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$183,115	$156,281
Receivable from Del Taco LLC	44,704	45,681
Deposits	2,143	1,913

Total current assets	229,962	203,875

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,113,287	2,086,740

	1,830,548	1,857,095

	$2,060,510	$2,060,970

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$39,030	$37,360
Accounts payable	19,918	15,171

Total current liabilities	58,948	52,531

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2010 and December 31, 2009	2,030,598	2,037,407
General partner-Del Taco LLC	(29,036)	(28,968)

	2,001,562	2,008,439

	$2,060,510	$2,060,970

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
RENTAL REVENUES	$141,801	$137,739	$410,775	$402,814

EXPENSES:
General and administrative	12,571	17,380	60,518	68,174
Depreciation	8,849	8,849	26,547	26,547

	21,420	26,229	87,065	94,721

Operating income	120,381	111,510	323,710	308,093

OTHER INCOME:
Interest	53	48	142	150
Other	300	325	1,275	1,200

Net income	$120,734	$111,883	$325,127	$309,443

Net income per limited partnership unit (note 2)	$4.43	$4.10	$11.92	$11.34

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$325,127	$309,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,547	26,547
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	977	(959)
Deposits	(230)	(264)
Payable to limited partners	1,670	728
Accounts payable	4,747	12,439

Net cash provided by operating activities	358,838	347,934

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(332,004)	(333,429)

Net change in cash	26,834	14,505

Beginning cash balance	156,281	160,340

Ending cash balance	$183,115	$174,845

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2009 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009 have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these condensed financial statements were derived from the audited 2009 financial statements.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
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
For the three months ended September 30, 2010, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,181,678 and unaudited net losses of $42,588 as compared to unaudited sales of $1,147,828 and unaudited net losses of $110,806 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced interest charges due to a decrease in debt and related interest rate.
For the nine months ended September 30, 2010, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,423,121 and unaudited net losses of $274,097 as compared to unaudited sales of $3,356,787 and unaudited net losses of $367,478 for the corresponding period in 2009. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced interest charges due to a decrease in debt and related interest rate and an increase in restaurant revenues.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of September 2010. The September rent was collected in October 2010.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
UNAUDITED
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January, April and July 2010 were $113,921, $94,854 and $123,229, respectively. On October 27, 2010, a distribution to the limited partners of $137,635, or approximately $5.10 per limited partnership unit, was declared. Such distribution was paid on November 3, 2010. The General Partner also received a distribution of $1,390 with respect to its 1% partnership interest in November 2010.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2010 and 2009. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limit was $250,000 at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, the Partnership had approximately $191,000 and $167,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three and nine months ended September 30, 2010 and 2009 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Bear Valley Rd., Victorville, CA	$25,188	$25,315	$72,452	$72,528
West Valley Blvd., Colton, CA	35,616	34,706	100,170	100,520
Palmdale Blvd., Palmdale, CA	17,405	16,278	49,501	48,044
DeAnza Country Shopping Center, Pedley, CA	31,638	30,159	88,587	88,448
Varner Road, Thousand Palms, CA	31,954	31,281	100,065	93,274

Total	$141,801	$137,739	$410,775	$402,814

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $141,801 during the three month period ended September 30, 2010, which represents an increase of $4,062 from the corresponding period in 2009. The Partnership earned rental revenue of $410,775 during the nine month period ended September 30, 2010, which represents an increase of $7,961 from the corresponding period in 2009. The changes in rental revenues between 2010 and 2009 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Accounting fees	58.62%	32.80%	71.36%	65.22%
Distribution of information to limited partners	41.38%	67.20%	28.64%	34.78%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period ended September 30, 2010 decreased from the corresponding period in 2009 primarily due to decreased printing costs, bank charges and appraisal costs, partially offset by increased accounting costs and software licensing fees. General and administrative costs for the nine month period ended September 30, 2010 decreased from the corresponding period in 2009 primarily due to decreased printing costs, bank charges and appraisal costs.
For the three month period ended September 30, 2010, net income increased by $8,851 from 2009 to 2010 due to the increase in revenues of $4,062 and the decrease in general and administrative expenses of $4,809, partially offset by the decrease in interest and other income of $20. For the nine month period ended September 30, 2010, net income increased by $15,684 from 2009 to 2010 due to the increase in revenues of $7,961, the increase in interest and other income of $67 and the decrease in general and administrative expenses of $7,656.
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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: November 15, 2010	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002