Form 10-Q
period 2011-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2011-05-16
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 0-16190

DEL TACO RESTAURANT PROPERTIES II
(A California limited partnership)
(Exact name of registrant as specified in its charter)

California	33-0064245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California	92630 (Zip Code)
(Address of principal executive offices)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX
DEL TACO RESTAURANT PROPERTIES II

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$150,211	$162,482
Receivable from Del Taco LLC	47,753	46,950
Deposits	1,838	1,991

Total current assets	199,802	211,423

PROPERTY AND EQUIPMENT:
Land and improvements	1,806,006	1,806,006
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,130,985	2,122,136

	1,812,850	1,821,699

	$2,012,652	$2,033,122

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$40,231	$38,835
Accounts payable	27,691	14,973

Total current liabilities	67,922	53,808

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at March 31, 2011 and December 31, 2010	1,974,334	2,008,573
General partner-Del Taco LLC	(29,604)	(29,259)

	1,944,730	1,979,314

	$2,012,652	$2,033,122

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

RENTAL REVENUES	$130,570	$129,334

EXPENSES:
General and administrative	38,202	36,945
Depreciation	8,849	8,849

	47,051	45,794

Operating income	83,519	83,540

OTHER INCOME:
Interest	44	45
Other	500	225

Net income	$84,063	$83,810

Net income per limited partnership unit (Note 2)	$3.08	$3.07

Number of units used in computing per unit amounts	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$84,063	$83,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,849	8,849
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(803)	(1,842)
Deposits	153	79
Payable to limited partners	1,396	609
Accounts payable	12,718	3,959

Net cash provided by operating activities	106,376	95,464

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(118,647)	(113,921)

Net change in cash	(12,271)	(18,457)

Beginning cash balance	162,482	156,281

Ending cash balance	$150,211	$137,824

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2011, the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010 have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to the disclosure of December 31, 2010 balances within these condensed financial statements were derived from the audited 2010 financial statements.
NOTE 2 — NET INCOME PER LIMITED PARTNERSHIP UNIT
Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2011 and 2010.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS MARCH 31, 2011
UNAUDITED
NOTE 3 — LEASING ACTIVITIES
The Partnership leases five properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases terminate in the years 2021 to 2023. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss.
For the three months ended March 31, 2011, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,088,082 and unaudited net losses of $63,461 as compared to the unaudited amounts of $1,077,786 and unaudited net losses of $139,273, respectively, for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to reduced interest charges due to a decrease in debt and related interest rate.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of March 2011. The March rent receivable was collected in April 2011.
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
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January 2011 were $118,647. On April 29, 2011, a distribution to the limited partners of $103,930, or approximately $3.85 per limited partnership unit, was declared. Such distribution was paid on May 6, 2011. The General Partner also received a distribution of $1,050 with respect to its 1% partnership interest in May 2011.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE MONTHS MARCH 31, 2011
UNAUDITED
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. The Federal Depository Insurance Commission’s limits were $250,000 at March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, the Partnership had approximately $163,000 and $172,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant for the three months ended March 31, 2011 (unaudited):

	Three Months Ended
	March 31,
	2011	2010

Bear Valley Rd., Victorville, CA	$23,061	$23,078
West Valley Blvd., Colton, CA	32,100	31,070
Palmdale Blvd., Palmdale, CA	16,930	15,715
DeAnza Country Shopping Center, Pedley, CA	28,729	27,628
Varner Road, Thousand Palms, CA	29,750	31,843

Total	$130,570	$129,334

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $130,570 during the three month period ended March 31, 2011, which represents an increase of $1,236 from 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.
The increase in accounts payable from December 31, 2010 is a seasonal increase due to the timing of payment for certain annual accounting, audit and tax services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense

	Three Months Ended
	March 31,
	2011	2010
Accounting fees	78.41%	78.05%
Distribution of information to limited partners	21.59%	21.95%

	100.00%	100.00%

General and administrative costs increased from 2010 to 2011 primarily due to increased accounting fees and costs for printing and the distribution of information to limited partners.
Net income increased by $253 from 2010 to 2011 due to the increases in revenues of $1,236 and interest and other income of $274, partially offset by the increase in general and administrative expenses of $1,257.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
None
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2010 Form 10-K.
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

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: May 16, 2011	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002