Form 10-Q
period 2011-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2011-08-15
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 0-16190

DEL TACO RESTAURANT PROPERTIES II
A California limited partnership
(Exact name of registrant as specified in its charter)

California	33-0064245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive, Lake Forest, California	92630 (Zip Code)
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

INDEX
DEL TACO RESTAURANT PROPERTIES II

PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Statements of Income for the three and six months ended June 30, 2011 and 2010 (Unaudited)	4

Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 6. Exhibits	13

SIGNATURE	14
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DEL TACO RESTAURANT PROPERTIES II
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$157,929	$162,482
Receivable from Del Taco LLC	44,927	46,950
Other current assets	1,687	1,991

Total current assets	204,543	211,423

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,139,834	2,122,136

	1,804,001	1,821,699

	$2,008,544	$2,033,122

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$42,675	$38,835
Accounts payable	10,300	14,973

Total current liabilities	52,975	53,808

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2011 and December 31, 2010	1,985,065	2,008,573
General partner-Del Taco LLC	(29,496)	(29,259)

	1,955,569	1,979,314

	$2,008,544	$2,033,122

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
RENTAL REVENUES	$137,060	$139,639	$267,629	$268,973

EXPENSES:
General and administrative	13,237	11,002	51,439	47,947
Depreciation	8,849	8,849	17,698	17,698

	22,086	19,851	69,137	65,645

Operating income	114,974	119,788	198,492	203,328

OTHER INCOME:
Interest	45	45	90	90
Other	800	750	1,300	975

Net income	$115,819	$120,583	$199,882	$204,393

Net income per limited partnership unit (note 2)	$4.25	$4.42	$7.33	$7.49

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$199,882	$204,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,698	17,698
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	2,023	(754)
Other current assets	304	158
Payable to limited partners	3,840	3,090
Accounts payable	(4,673)	(3,411)

Net cash provided by operating activities	219,074	221,174

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(223,627)	(208,775)

Net change in cash	(4,553)	12,399

Beginning cash balance	162,482	156,281

Ending cash balance	$157,929	$168,680

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2011, the results of operations for the three and six month periods ended June 30, 2011 and 2010 and cash flows for the six month periods ended June 30, 2011 and 2010 have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these condensed financial statements were derived from the audited 2010 financial statements.
Management has evaluated events subsequent to June 30, 2011 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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
For the three months ended June 30, 2011, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,142,163 and unaudited net losses of $25,006 as compared to unaudited sales of $1,163,657 and unaudited net losses of $92,236 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year relates to a decrease in operating costs.
For the six months ended June 30, 2011, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,230,244 and unaudited net losses of $88,467 as compared to unaudited sales of $2,241,443 and unaudited net losses of $231,509 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year relates to a decrease in operating costs.
NOTE 4 — TRANSACTIONS WITH DEL TACO
The receivable from Del Taco consists primarily of rent accrued for the month of June 2011. The June rent receivable was collected in July 2011.
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

DEL TACO RESTAURANT PROPERTIES II
NOTES TO CONDENSED FINANCIAL STATEMENTS — CONTINUED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
UNAUDITED
NOTE 5 — DISTRIBUTIONS
Total cash distributions declared and paid in January and April 2011 were $118,647 and $104,980, respectively. On July 25, 2011, a distribution to the limited partners of $109,152, or approximately $4.04 per limited partnership unit, was declared. Such distribution was paid on August 2, 2011. The General Partner also received a distribution of $1,103 with respect to its 1% partnership interest.
NOTE 6 — PAYABLE TO LIMITED PARTNERS
Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.
NOTE 7 — CONCENTRATION OF RISK
The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.
The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. At various times, the cash balance is in excess of the Federal Depository Insurance Corporation’s limits. The Federal Depository Insurance Corporation’s limits were $250,000 at June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, the Partnership had approximately $175,000 and $172,000, respectively, on deposit at one financial institution.

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
The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Bear Valley Rd., Victorville, CA	$23,616	$24,185	$46,677	$47,263
West Valley Blvd., Colton, CA	33,040	33,483	65,140	64,554
Palmdale Blvd., Palmdale, CA	17,638	16,382	34,568	32,096
DeAnza Country Shopping Center, Pedley, CA	29,951	29,321	58,680	56,949
Varner Road, Thousand Palms, CA	32,815	36,268	62,564	68,111

Total	$137,060	$139,639	$267,629	$268,973

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $137,060 during the three month period ended June 30, 2011, which represents a decrease of $2,579 from the corresponding period in 2010. The Partnership earned rental revenue of $267,629 during the six month period ended June 30, 2011, which represents a decrease of $1,344 from the corresponding period in 2010. The changes in rental revenues between 2011 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — continued
The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Accounting fees	46.50%	49.65%	73.19%	74.70%
Distribution of information to limited partners	53.50%	50.35%	26.81%	25.30%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three month and six month periods from 2010 to 2011 primarily due to increased audit fees, accounting and legal fees, bank charges and costs for printing and the distribution of information to limited partners.
For the three month period ended June 30, 2011, net income decreased by $4,764 from 2010 to 2011 due to the decrease in revenues of $2,579 and the increase in general and administrative expenses of $2,235, partially offset by the increase in interest and other income of $50. For the six month period ended June 30, 2011, net income decreased by $4,511 from 2010 to 2011 due to the decrease in revenues of $1,344 and the increase in general and administrative expenses of $3,492, partially offset by the increase in interest and other income of $325.
Significant Recent Accounting Pronouncements
None
Off-Balance Sheet Arrangements
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
     (c) Asset-backed issuers:
Not applicable

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:
Item 6. Exhibits
     (a) Exhibits
31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II (a California limited partnership) Registrant Del Taco LLC General Partner
Date: August 15, 2011	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer (Principal Financial Officer)