Form 10-Q
period 2011-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2011-11-14
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES II

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$173,831	$162,482
Receivable from Del Taco LLC	43,484	46,950
Other current assets	1,534	1,991

Total current assets	218,849	211,423

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,148,683	2,122,136

	1,795,152	1,821,699

	$2,014,001	$2,033,122

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$43,932	$38,835
Accounts payable	9,252	14,973

Total current liabilities	53,184	53,808

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2011 and December 31, 2010	1,990,260	2,008,573
General partner-Del Taco LLC	(29,443)	(29,259)

	1,960,817	1,979,314

	$2,014,001	$2,033,122

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
RENTAL REVENUES	$136,771	$141,801	$404,401	$410,775

EXPENSES:
General and administrative	13,340	12,571	64,780	60,518
Depreciation	8,849	8,849	26,547	26,547

	22,189	21,420	91,327	87,065

Operating income	114,582	120,381	313,074	323,710
OTHER INCOME:
Interest	46	53	136	142
Other	875	300	2,175	1,275

Net income	$115,503	$120,734	$315,385	$325,127

Net income per limited partnership unit (Note 2)	$4.23	$4.43	$11.56	$11.92

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$315,385	$325,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,547	26,547
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	3,466	977
Other current assets	457	(230)
Payable to limited partners	5,097	1,670
Accounts payable	(5,721)	4,747

Net cash provided by operating activities	345,231	358,838
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(333,882)	(332,004)

Net change in cash	11,349	26,834
Beginning cash balance	162,482	156,281

Ending cash balance	$173,831	$183,115

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2010 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position at September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and 2010 and cash flows for the nine month periods ended September 30, 2011 and 2010 have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Amounts related to disclosure of December 31, 2010 balances within these condensed financial statements were derived from the audited 2010 financial statements.

Management has evaluated events subsequent to September 30, 2011 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 3 – LEASING ACTIVITIES

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

For the three months ended September 30, 2011, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,139,760 and unaudited net losses of $17,298 as compared to unaudited sales of $1,181,678 and unaudited net losses of $42,588 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year relates to a decrease in operating costs.

For the nine months ended September 30, 2011, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,370,004 and unaudited net losses of $105,765 as compared to unaudited sales of $3,423,121 and unaudited net losses of $274,097 for the corresponding period in 2010. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year relates to a decrease in operating costs.

NOTE 4 – TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2011. The September rent receivable was collected in October 2011.

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

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

UNAUDITED

NOTE 5 – DISTRIBUTIONS

Total cash distributions declared and paid in January, April and August 2011 were $118,647, $104,980 and $110,255, respectively. On October 25, 2011, a distribution to the limited partners of $123,649, or approximately $4.58 per limited partnership unit, was declared. Such distribution was paid on November 3, 2011. The General Partner also received a distribution of $1,249 with respect to its 1% partnership interest.

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 – CONCENTRATION OF RISK

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2011 and 2010. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. At various times, the cash balance is in excess of the Federal Depository Insurance Corporation’s limits. At September 30, 2011 and December 31, 2010, the Partnership had approximately $188,000 and $172,000, respectively, on deposit at one financial institution.

NOTE 8 – COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner will consider what action is appropriate under the circumstances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Communication from Certain Limited Partners

During the third quarter several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner will consider what action is appropriate under the circumstances.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Bear Valley Rd., Victorville, CA	$23,925	$25,188	$70,602	$72,452
West Valley Blvd., Colton, CA	34,222	35,616	99,362	100,170
Palmdale Blvd., Palmdale, CA	17,759	17,405	52,327	49,501
DeAnza Country Shopping Center, Pedley, CA	31,052	31,638	89,732	88,587
Varner Road, Thousand Palms, CA	29,813	31,954	92,378	100,065

Total	$136,771	$141,801	$404,401	$410,775

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $136,771 during the three month period ended September 30, 2011, which represents a decrease of $5,030 from the corresponding period in 2010. The Partnership earned rental revenue of $404,401 during the nine month period ended September 30, 2011, which represents a decrease of $6,374 from the corresponding period in 2010. The changes in rental revenues between 2011 and 2010 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total General & Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accounting fees	41.79%	58.62%	66.72%	71.36%
Distribution of information to limited partners	58.21%	41.38%	33.28%	28.64%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three month and nine month periods from 2010 to 2011 primarily due to increased costs for printing primarily related to a new filing process known as XBRL and the distribution of information to limited partners, partially offset by a reduction in software licensing costs.

For the three month period ended September 30, 2011, net income decreased by $5,231 from 2010 to 2011 due to the decrease in revenues of $5,030 and the increase in general and administrative expenses of $769, partially offset by the increase in interest and other income of $568. For the nine month period ended September 30, 2011, net income decreased by $9,742 from 2010 to 2011 due to the decrease in revenues of $6,374 and the increase in general and administrative expenses of $4,262, partially offset by the increase in interest and other income of $894.

Significant Recent Accounting Pronouncements

None

Off – Balance Sheet Arrangements

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings.

(b)	Changes in internal controls:

There were no significant changes in the Company's internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2011	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)