Form 10-K
period 2011-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2012-03-26
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to

Commission file no. 0-16190

DEL TACO RESTAURANT PROPERTIES II

(A California limited partnership)

(Exact name of registrant as specified in its charter)

California	33-0064245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 462-9300

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2011, the Partnership had a total of five properties leased to Del Taco.

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

Item 1A.	Risk Factors

None.

Item 2.	Properties

The Partnership acquired seven properties with proceeds obtained from the sale of partnership units:

Address	City, State	Date of Acquisition	Restaurant Constructed	Date of Commencement of Operation (1)

Bear Valley Road	Victorville, CA	February 4, 1986	60 seat with drive through service window	June 13, 1986

West Valley Boulevard	Colton, CA	March 11, 1986	60 seat with drive through service window	June 24, 1986

Palmdale Boulevard	Palmdale, CA	December 12, 1986	60 seat with drive through service window	May 7, 1987

South Gate Town Center	South Gate, CA	January 28, 1987	60 seat with drive through service window	May 28, 1987 (2)

Main Avenue	Fallbrook, CA	March 10, 1987	60 seat with drive through service window	August 19, 1987 (3)

De Anza Country Shopping Center	Pedley, CA	April 13, 1987	60 seat with drive through service window	October 28, 1987

Varner Road	Thousand Palms, CA	October 14, 1987	60 seat with drive through service window	April 28, 1988

See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.

(2)	In May 1994, the South Gate property was sold yielding net proceeds to the Partnership of $497,202.

(3)	In November 1994, the Fallbrook property was sold yielding net proceeds to the Partnership of $357,531.

Item 3.	Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 879 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Communication from Certain Limited Partners

During the third quarter of 2011, several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and dissolve the Partnership would require approval from a majority in interest of limited partners. During the fourth quarter, the aforementioned limited partners withdrew their desire to sell all of the properties and dissolve the Partnership. The General Partner is not aware of any plans or activity with respect to any potential sale of properties or dissolution of the Partnership.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.	Selected Financial Data – (Continued)

	Years ended December 31,
	2011	2010	2009	2008	2007
Rental revenues	$534,812	$546,584	$539,513	$547,191	$584,595
General and administrative expense	92,656	72,011	79,023	75,327	76,924
Depreciation expense	35,396	35,396	35,396	35,396	38,057
Interest and other income	2,636	2,727	2,468	5,885	5,156
Net income	409,396	441,904	427,562	442,353	474,770
Net income per limited partnership unit	15.01	16.20	15.67	16.22	17.40
Cash distributions per limited partnership unit	16.82	17.28	17.12	17.98	19.34
Total assets	2,001,990	2,033,122	2,060,970	2,098,078	2,145,392
Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources – (Continued)

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

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2011	2010	2009
Bear Valley Rd., Victorville, CA	$93,802	$97,293	$97,504
West Valley Blvd., Colton, CA	132,171	134,047	133,234
Palmdale Blvd., Palmdale, CA	68,862	66,797	63,934
DeAnza Country Shopping Center, Pedley, CA	120,418	118,913	118,216
Varner Road, Thousand Palms, CA	119,559	129,534	126,625

Total	$534,812	$546,584	$539,513

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $534,812 during the year ended December 31, 2011, which represents a decrease of $11,772 from 2010. The changes in rental revenues between 2010 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

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

Results of Operations — (Continued)

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total General and Administrative Expense

	Years Ended December 31,
	2011	2010	2009
Accounting fees	49.32%	60.02%	56.12%
Distribution of information to limited partners	35.76	35.89	35.49
Other	14.92	4.09	8.39

	100.00%	100.00%	100.00%

General and administrative costs increased by $20,645 from 2010 to 2011. The increase was caused primarily by legal fees related to the communication from certain limited partners in regards to their desire to sell all of the properties and then dissolve the Partnership (see Note 9), and costs related to a new mandatory filing process known as XBRL, and increased costs for the distribution of information to limited partners.

General and administrative costs decreased by $7,012 from 2009 to 2010. The decrease was caused primarily by decreased printing costs and bank charges and there not being an appraisal on any restaurants in 2010.

Net income decreased by $32,508 from 2010 to 2011 due to the decrease in revenues of $11,772, the decrease in other income of $91 and the increase in general and administrative expenses of $20,645.

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

Critical Accounting Policies and Estimates — (Continued)

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties II:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2011 and 2010 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 23, 2012

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$169,872	$162,482
Receivable from Del Taco LLC	44,281	46,950
Deposits	1,534	1,991

Total current assets	215,687	211,423

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less-accumulated depreciation	2,157,532	2,122,136

	1,786,303	1,821,699

	$2,001,990	$2,033,122

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$44,363	$38,835
Accounts payable	27,697	14,973

Total current liabilities	72,060	53,808

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at December 31, 2011 and December 31, 2010	1,959,682	2,008,573
General partner-Del Taco LLC	(29,752)	(29,259)
	1,929,930	1,979,314

	$2,001,990	$2,033,122

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
RENTAL REVENUES	$534,812	$546,584	$539,513

EXPENSES:
General and administrative	92,656	72,011	79,023
Depreciation	35,396	35,396	35,396

	128,052	107,407	114,419

Operating income	406,760	439,177	425,094
OTHER INCOME:
Interest	186	202	193
Other	2,450	2,525	2,275

Net income	$409,396	$441,904	$427,562

Net income per limited partnership unit (Note 2)	$15.01	$16.20	$15.67

Number of limited partnership units used in computing per unit amounts	27,006	27,006	27,006

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2008	27,006	$2,076,346	$(28,574)	$2,047,772
Net Income	—	423,287	4,275	427,562
Cash Distributions	—	(462,226)	(4,669)	(466,895)

Balance, December 31, 2009	27,006	2,037,407	(28,968)	2,008,439
Net Income	—	437,485	4,419	441,904
Cash Distributions	—	(466,319)	(4,710)	(471,029)

Balance, December 31, 2010	27,006	2,008,573	(29,259)	1,979,314
Net Income	—	405,302	4,094	409,396
Cash Distributions	—	(454,193)	(4,587)	(458,780)

Balance, December 31, 2011	27,006	$1,959,682	$(29,752)	$1,929,930

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$409,396	$441,904	$427,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,396	35,396	35,396
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	2,669	(1,269)	(2,161)
Deposits	457	(78)	(186)
Payable to limited partners	5,528	1,475	1,709
Accounts payable	12,724	(198)	516

Net cash provided by operating activities	466,170	477,230	462,836
CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(458,780)	(471,029)	(466,895)

Net change in cash	7,390	6,201	(4,059)
Beginning cash balance	162,482	156,281	160,340

Ending cash balance	$169,872	$162,482	$156,281

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership: Del Taco Restaurant Properties II, a California limited partnership, (the Partnership) was formed on June 20, 1984, for the purpose of acquiring real property in California for construction of seven Mexican-American restaurants to be leased under long-term agreements to Del Taco LLC (General Partner or Del Taco), for operation under the Del Taco trade name. The South Gate and Fallbrook properties were sold on May 18, 1994 and November 30, 1994, respectively. The term of the partnership agreement is until April 30, 2025 unless terminated earlier by means provided in the partnership agreement.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Risk: The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

Fair Value of Financial Instruments: The fair values of cash, accounts receivables, deposits, accounts payable and payables to limited partners approximate the carrying amounts due to their short maturities.

Subsequent Events: Management has evaluated events subsequent to December 31, 2011 through the date of the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – PARTNERS’ EQUITY

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

NOTE 3 – LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2023. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of five properties leased as of December 31, 2011, 2010, and 2009.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,456,766, $4,554,867, and $4,495,944 and unaudited net losses of $156,064, $354,958 and $479,295 for the years ended December 31, 2011, 2010 and 2009, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior years primarily relates to decreased interest expense.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 4 – RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2011 and 2010. The rent receivable was collected in January 2012 and 2011.

The General Partner received $4,587, $4,710 and $4,669 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2011, 2010 and 2009, respectively.

Del Taco serves in the capacity of General Partner in other partnerships which are engaged in the business of operating restaurants, and three other partnerships which were formed for the purpose of acquiring real property in California for construction of Mexican-American restaurants for lease under long-term agreements to Del Taco.

The General Partner provides certain minimal managerial and accounting services to the Partnership at no cost.

NOTE 5 – INCOME TAXES (UNAUDITED)

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2011	2010	2009
Net income per financial statements	$409,396	$441,904	$427,562
Excess book depreciation	3,777	3,777	3,777

Taxable income	$413,173	$445,681	$431,339

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2011, is as follows (unaudited):

Partners’ equity per financial statements	$1,929,930
Issue costs of limited partnership units capitalized for tax purposes	986,745
Difference in book vs. tax depreciation	130,864
Writedown of real estate previously held for sale	161,963
Other	5,465

Partners’ equity for tax purposes	$3,214,967

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 6 – CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners for the three years ended December 31, 2011 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter
December 31, 2008	$4.39	27,006	27,006
March 31, 2009	3.99	27,006	27,006
June 30, 2009	3.85	27,006	27,006
September 30, 2009	4.89	27,006	27,006

Total paid in 2009	$17.12

December 31, 2009	$4.18	27,006	27,006
March 31, 2010	3.48	27,006	27,006
June 30, 2010	4.52	27,006	27,006
September 30, 2010	5.10	27,006	27,006

Total paid in 2010	$17.28

December 31, 2010	$4.35	27,006	27,006
March 31, 2011	3.85	27,006	27,006
June 30, 2011	4.04	27,006	27,006
September 30, 2011	4.58	27,006	27,006

Total paid in 2011	$16.82

Cash distributions per limited partnership unit were calculated based upon the weighted average units outstanding for each quarter and were paid from operations. Distributions declared in January 2012, for the quarter ended December 31, 2011, amounted to $3.76 per limited partnership unit and were paid in February 2012.

NOTE 7 – RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011
Rental revenues	$130,570	$137,060	$136,771	$130,411
Net income	84,063	115,819	115,503	94,011
Net income per limited partnership unit	3.08	4.25	4.23	3.45

Year ended December 31, 2010
Rental revenues	$129,334	$139,639	$141,801	$135,810
Net income	83,810	120,583	120,734	116,777
Net income per limited partnership unit	3.07	4.42	4.43	4.28

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 8 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2010 to December 31, 2011 is primarily due to the increase in distribution checks that were not deposited by limited partners.

NOTE 9 – COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter of 2011, several limited partners communicated to the General Partner their desire to sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. During the fourth quarter, the aforementioned limited partners withdrew their desire to sell all of the properties and dissolve the Partnership. The General Partner is not aware of any plans or activity with respect to any potential sale of properties or dissolution of the Partnership.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Item 9A.	Controls and Procedures (continued)

Management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age

Paul J.B. Murphy, III	Chief Executive Officer	57

Janet D. Erickson	Executive Vice President, Purchasing	55

Steven L. Brake	Chief Financial Officer	39

John Cappasola	Chief Brand Officer	38

David Pear	Senior Vice President, Operations	48

Del Taco’s term as General Partner will continue indefinitely, subject to the right of a majority in interest of the limited partners to remove and replace it. The above referenced officers of the General Partner will hold office until their resignation or the election or appointment of their successor.

(c)	None

(d)	No family relationship exists between any such officer of the General Partner.

(e)	The following is an account of the business experience during the past five years of each such officer:

Item 10.	Directors, Executive Officers, and Corporate Governance (continued)

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

John Cappasola, Chief Brand Officer of Del Taco LLC. Mr. Cappasola has served as our Chief Brand Officer since February 2011. He previously served as our Vice President of Marketing from March 2009 to February 2011. From September 2008 to March 2009, he served as our Vice President of Marketing Development. From August 2002 to September 2008, he held various positions in marketing, strategic development and operations at Blockbuster, Inc. of Dallas, Texas.

David Pear, Senior Vice President, Operations of Del Taco LLC. Mr. Pear has served as Senior Vice President of Operations since January 2012. From January 2009 to January of 2012 Mr. Pear served as a Director of DMA Operations for Taco Bell (Yum Brands). From 1985 to 2009, Mr. Pear served in a wide variety of operation positions with increasing level of responsibility for Domino’s Pizza, Inc.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2011, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $4,094 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $4,587 in distributions relating to its one percent interest in the Partnership.

(b)	During 2011, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2011 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2011	2010
Audit Fees	$17,055	$16,563
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,055	$16,563

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

(a)(1)   Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm –

Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)	(2) Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS XBRL Instance Document*

101. SCH XBRL Taxonomy Extension Schema Document*

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101. DEF XBRL Taxonomy Extension Definition Linkbase Document*

101. LAB XBRL Taxonomy Extension Label Linkbase Document*

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

DEL TACO RESTAURANT PROPERTIES II

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

Description (All Restaurants)	Encumbrances	Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income statement is computed
		Land & land improvements	Buildings & Improvements	Carrying costs	Land, Buildings & improvements Total
Victorville, CA	$—	$327,770	$224,843	$—	$552,613	$228,418	1986	1986	20 (LI), 35 (BI)
Colton, CA	—	262,661	180,179	—	442,840	183,047	1986	1986	20 (LI), 35 (BI)
Palmdale, CA	—	404,791	277,677	—	682,468	282,098	1986	1986	20 (LI), 35 (BI)
Pedley, CA	—	364,334	249,925	—	614,259	253,902	1987	1987	20 (LI), 35 (BI)
Thousand Palms, CA	—	446,450	306,255	—	752,705	311,116	1987	1987	20 (LI), 35 (BI)

	$—	$1,806,006	$1,238,879	$—	$3,044,885	$1,258,581

	Restaurants	Accumulated Depreciation
Balances at December 31, 2008:	$3,044,885	$1,152,393
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2009:	3,044,885	1,187,789
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2010:	3,044,885	1,223,185
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2011:	$3,044,885	$1,258,581

The aggregate cost basis of Del Taco Restaurant Properties II real estate assets for Federal income tax purposes was $2,910,462 at December 31, 2011.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
a California limited partnership

Del Taco LLC
General Partner

Date March 23, 2012	Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 23, 2012	Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 23, 2012	John Cappasola
John Cappasola
Chief Brand Officer