Form 10-Q
period 2012-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2012-05-15
CIK 749153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES II

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$153,226	$169,872
Receivable from Del Taco LLC	47,102	44,281
Other current assets	1,803	1,534

Total current assets	202,131	215,687

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,166,381	2,157,532

	1,777,454	1,786,303

	$1,979,585	$2,001,990

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$44,101	$44,363
Accounts payable	25,378	27,697

Total current liabilities	69,479	72,060

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at March 31, 2012 and December 31, 2011	1,940,056	1,959,682
General partner-Del Taco LLC	(29,950)	(29,752)

	1,910,106	1,929,930

	$1,979,585	$2,001,990

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
RENTAL REVENUES	$130,058	$130,570

EXPENSES:
General and administrative	39,094	38,202
Depreciation	8,849	8,849

	47,943	47,051

Operating income	82,115	83,519
OTHER INCOME:
Interest	46	44
Other	525	500

Net income	$82,686	$84,063

Net income per limited partnership unit (Note 2)	$3.03	$3.08

Number of units used in computing per unit amounts	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,686	$84,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,849	8,849
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,821)	(803)
Other current assets	(269)	153
Payable to limited partners	(262)	1,396
Accounts payable	(2,319)	12,718

Net cash provided by operating activities	85,864	106,376

CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(102,510)	(118,647)

Net change in cash	(16,646)	(12,271)
Beginning cash balance	169,872	162,482

Ending cash balance	$153,226	$150,211

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

UNAUDITED

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2012, the results of operations for the three month periods ended March 31, 2012 and 2011 and cash flows for the three month periods ended March 31, 2012 and 2011 have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the 2011 audited financial statements.

Management has evaluated events subsequent to March 31, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 – NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 27,006 in 2012 and 2011.

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

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2012

UNAUDITED

NOTE 3 – LEASING ACTIVITIES – continued

For the three months ended March 31, 2012, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,083,816 and unaudited net losses of $46,956 as compared to unaudited sales of $1,088,082 and unaudited net losses of $63,461, respectively, for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to decreases in operating costs.

NOTE 4 – TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2012. The March rent receivable was collected in April 2012.

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

NOTE 5 – DISTRIBUTIONS

Total cash distributions declared and paid in February 2012 were $102,510. On April 27, 2012, a distribution to the limited partners of $103,084, or approximately $3.82 per limited partnership unit, was approved. Such distribution was paid on May 14, 2012. The General Partner also received a distribution of $1,041 with respect to its 1% partnership interest in May 2012.

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2012

UNAUDITED

NOTE 7 – CONCENTRATION OF RISK

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2012	2011
Bear Valley Rd., Victorville, CA	$21,669	$23,061
West Valley Blvd., Colton, CA	32,952	32,100
Palmdale Blvd., Palmdale, CA	17,146	16,930
DeAnza Country Shopping Center, Pedley, CA	31,264	28,729
Varner Road, Thousand Palms, CA	27,027	29,750

Total	$130,058	$130,570

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $130,058 during the three month period ended March 31, 2012, which represents a decrease of $512 from the corresponding period in 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total General & Administrative Expense
	Three Months Ended March 31,
	2012	2011
Accounting fees	76.58%	78.41%
Distribution of information to limited partners	23.42%	21.59%

	100.00%	100.00%

General and administrative costs increased from 2011 to 2012 primarily due to increased costs for printing.

For the three month period ended March 31, 2012, net income decreased by $1,377 from 2011 to 2012 due to the decrease in revenues of $512 and the increase in general and administrative expenses of $892, partially offset by the increase in interest and other income of $27.

Significant Recent Accounting Pronouncements

None.

Off – Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements which is included in the Partnership’s December 31, 2011 Form 10-K.

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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 15, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)