Form 10-Q
period 2012-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2012-08-14
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES II

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$168,783	$169,872
Receivable from Del Taco LLC	44,549	44,281
Other current assets	1,713	1,534

Total current assets	215,045	215,687

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less-accumulated depreciation	2,175,230	2,157,532

	1,768,605	1,786,303

	$1,983,650	$2,001,990

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$45,058	$44,363
Accounts payable	23,741	27,697

Total current liabilities	68,799	72,060

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2012 and December 31, 2011	1,944,754	1,959,682
General partner-Del Taco LLC	(29,903)	(29,752)

	1,914,851	1,929,930

	$1,983,650	$2,001,990

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
RENTAL REVENUES	$134,791	$137,060	$264,849	$267,629

EXPENSES:
General and administrative	17,570	13,237	56,664	51,439
Depreciation	8,849	8,849	17,698	17,698

	26,419	22,086	74,362	69,137

Operating income	108,372	114,974	190,487	198,492
OTHER INCOME:
Interest	48	45	94	90
Other	450	800	975	1,300

Net income	$108,870	$115,819	$191,556	$199,882

Net income per limited partnership unit (note 2)	$3.99	$4.25	$7.02	$7.33

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$191,556	$199,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,698	17,698
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(268)	2,023
Other current assets	(179)	304
Payable to limited partners	695	3,840
Accounts payable	(3,956)	(4,673)

Net cash provided by operating activities	205,546	219,074

CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(206,635)	(223,627)

Net change in cash	(1,089)	(4,553)
Beginning cash balance	169,872	162,482

Ending cash balance	$168,783	$157,929

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2012, the results of operations for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six month periods ended June 30, 2012 and 2011 have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the audited 2011 financial statements.

Management has evaluated events subsequent to June 30, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2012 and 2011.

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

For the three months ended June 30, 2012, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,123,261 and unaudited net losses of $32,510 as compared to unaudited sales of $1,142,163 and unaudited net losses of $25,006 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year relates to an increase in operating costs.

For the six months ended June 30, 2012, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,207,077 and unaudited net losses of $79,466 as compared to unaudited sales of $2,230,244 and unaudited net losses of $88,467 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year relates to a decrease in operating costs.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2012. The June rent receivable was collected in July 2012.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February and May 2012 were $102,510 and $104,125, respectively. On July 24, 2012, a distribution to the limited partners of $117,538, or approximately $4.35 per limited partnership unit, was declared. Such distribution was paid on August 3, 2012. The General Partner also received a distribution of $1,187 with respect to its one percent partnership interest in August 2012.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Liquidity and Capital Resources

Del Taco Restaurant Properties II (the “Partnership” or the “Company”) offered limited partnership units for sale between September 1984 and December 1985. $6.751 million was raised through the sale of limited partnership units and used to acquire sites and build seven restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. Two restaurants were sold in 1994.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Bear Valley Rd., Victorville, CA	$21,583	$23,616	$43,252	$46,677
West Valley Blvd., Colton, CA	34,081	33,040	67,032	65,140
Palmdale Blvd., Palmdale, CA	17,193	17,638	34,338	34,568
DeAnza Country Shopping Center, Pedley, CA	31,964	29,951	63,229	58,680
Varner Road, Thousand Palms, CA	29,970	32,815	56,998	62,564

Total	$134,791	$137,060	$264,849	$267,629

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $134,791 during the three month period ended June 30, 2012, which represents a decrease of $2,269 from the corresponding period in 2011. The Partnership earned rental revenue of $264,849 during the six month period ended June 30, 2012, which represents a decrease of $2,780 from the corresponding period in 2011. The changes in rental revenues between 2012 and 2011 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accounting fees	43.98%	46.50%	68.88%	73.19%
Distribution of information to limited partners	56.02%	53.50%	31.12%	26.81%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased during the three and six month periods primarily due to increased costs for printing primarily related to a mandatory new filing process known as XBRL and software licensing fees that were incurred in a different quarter than the previous year.

For the three month period ended June 30, 2012, net income decreased by $6,949 from 2011 to 2012 due to the decrease in revenues of $2,269, the decrease in interest and other income of $347, and the increase in general and administrative expenses of $4,333. For the six month period ended June 30, 2012, net income decreased by $8,326 from 2011 to 2012 due to the decrease in revenues of $2,780, the decrease in interest and other income of $321 and the increase in general and administrative expenses of $5,225.

Significant Recent Accounting Pronouncements

None.

Off -Balance Sheet Arrangements

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures:

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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 14, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)