Form 10-Q
period 2012-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2012-11-14
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file no. 0-16191

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES II

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTs

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$164,742	$169,872
Receivable from Del Taco LLC	42,767	44,281
Other current assets	1,624	1,534

Total current assets	209,133	215,687

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,184,079	2,157,532

	1,759,756	1,786,303

	$1,968,889	$2,001,990

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$46,700	$44,363
Accounts payable	10,939	27,697

Total current liabilities	57,639	72,060

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2012 and December 31, 2011	1,941,189	1,959,682
General partner-Del Taco LLC	(29,939)	(29,752)

	1,911,250	1,929,930

	$1,968,889	$2,001,990

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
RENTAL REVENUES	$135,209	$136,771	$400,058	$404,401

EXPENSES:
General and administrative	11,798	13,340	68,462	64,780
Depreciation	8,849	8,849	26,547	26,547

	20,647	22,189	95,009	91,327

Operating income	114,562	114,582	305,049	313,074
OTHER INCOME:
Interest	47	46	141	136
Other	515	875	1,490	2,175

Net income	$115,124	$115,503	$306,680	$315,385

Net income per limited partnership unit (Note 2)	$4.22	$4.23	$11.24	$11.56

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$306,680	$315,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,547	26,547
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,514	3,466
Other current assets	(90)	457
Payable to limited partners	2,337	5,097
Accounts payable	(16,758)	(5,721)

Net cash provided by operating activities	320,230	345,231

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(325,360)	(333,882)

Net change in cash	(5,130)	11,349
Beginning cash balance	169,872	162,482

Ending cash balance	$164,742	$173,831

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2011 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2012, the results of operations for the three and nine month periods ended September 30, 2012 and 2011 and cash flows for the nine month periods ended September 30, 2012 and 2011 have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Amounts related to disclosure of December 31, 2011 balances within these condensed financial statements were derived from the 2011 audited financial statements.

Management has evaluated events subsequent to September 30, 2012 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2—NET INCOME PER LIMITED PARTNERSHIP UNIT

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

NOTE 3—LEASING ACTIVITIES

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

For the three months ended September 30, 2012, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,126,739 and unaudited net losses of $28,811 as compared to unaudited sales of $1,139,760 and unaudited net losses of $17,298, respectively, for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS—CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

NOTE 3—LEASING ACTIVITIES—continued

For the nine months ended September 30, 2012, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,333,816 and unaudited net losses of $108,277 as compared to $3,370,004 and unaudited net losses of $105,765 for the corresponding period in 2011. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year primarily relates to increases in operating costs.

NOTE 4—TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2012. The September rent receivable was collected in October 2012.

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

NOTE 5—DISTRIBUTIONS

Total cash distributions declared and paid in February, May and August 2012 were $102,510, $104,125 and $118,725, respectively. On October 25, 2012, a distribution to the limited partners of $111,912, or approximately $4.14 per limited partnership unit, was approved. Such distribution was paid on November 5, 2012. The General Partner also received a distribution of $1,130 with respect to its 1% partnership interest in November 2012.

NOTE 6—PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7—CONCENTRATION OF RISK

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2012 and 2011. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Bear Valley Rd., Victorville, CA	$21,293	$23,925	$64,545	$70,602
West Valley Blvd., Colton, CA	35,609	34,222	102,641	99,362
Palmdale Blvd., Palmdale, CA	17,189	17,759	51,527	52,327
DeAnza Country Shopping Center, Pedley, CA	33,805	31,052	97,034	89,732
Varner Road, Thousand Palms, CA	27,313	29,813	84,311	92,378

Total	$135,209	$136,771	$400,058	$404,401

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $135,209 during the three month period ended September 30, 2012, which represents a decrease of $1,562 from the corresponding period in 2011. The Partnership earned rental revenue of $400,058 during the nine month period ended September 30, 2012, which represents a decrease of $4,343 from the corresponding period in 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total General & Administrative Expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Accounting fees	46.16%	41.79%	64.97%	66.72%
Distribution of information to limited partners	53.84%	58.21%	35.03%	33.28%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month period decreased primarily due to decreased costs for printing. General and administrative costs for the nine month period increased primarily due to increased costs for printing.

For the three month period ended September 30, 2012, net income decreased by $379 from 2011 to 2012 due to the decrease in revenues of $1,562 and the decrease in interest and other income of $359, partially offset by the decrease in general and administrative expenses of $1,542. For the nine month period ended September 30, 2012, net income decreased $8,705 from 2011 to 2012 due to the decrease in revenues of $4,343, the decrease in interest and other income of $680 and the increase in general and administrative expenses of $3,682.

Significant Recent Accounting Pronouncements

None.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations—continued

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

Not applicable.

PART II. OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6. Exhibits

(a)	Exhibits

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 14, 2012	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)