Form 10-K
period 2012-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2013-03-06
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2012

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco. Two restaurants were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2012, the Partnership had a total of five properties leased to Del Taco.

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

Item 1A.	Risk Factors

None.

Item 2.	Properties

The Partnership acquired seven properties with proceeds obtained from the sale of partnership units:

Address	City, State	Date of Acquisition	Restaurant Constructed	Date of Commencement of Operation (1)

Bear Valley Road	Victorville, CA	February 4, 1986	60 seat with drive through service window	June 13, 1986

West Valley Boulevard	Colton, CA	March 11, 1986	60 seat with drive through service window	June 24, 1986

Palmdale Boulevard	Palmdale, CA	December 12, 1986	60 seat with drive through service window	May 7, 1987

South Gate Town Center	South Gate, CA	January 28, 1987	60 seat with drive through service window	May 28, 1987 (2)

Main Avenue	Fallbrook, CA	March 10, 1987	60 seat with drive through service window	August 19, 1987 (3)

De Anza Country Shopping Center	Pedley, CA	April 13, 1987	60 seat with drive through service window	October 28, 1987

Varner Road	Thousand Palms,CA	October 14, 1987	60 seat with drive through service window	April 28, 1988

See also Schedule III – Real Estate and Accumulated Depreciation included in Item 8.

(1)	Commencement of operation is the first date Del Taco, as lessee, operated the facility on the site as a Del Taco restaurant.
(2)	In May 1994, the South Gate property was sold yielding net proceeds to the Partnership of $497,202.
(3)	In November 1994, the Fallbrook property was sold yielding net proceeds to the Partnership of $357,531.

Item 3.	Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Partnership’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 847 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
	2012	2011	2010	2009	2008
Rental revenues	$530,622	$534,812	$546,584	$539,513	$547,191
General and administrative expense	82,406	92,656	72,011	79,023	75,327
Depreciation expense	35,396	35,396	35,396	35,396	35,396
Interest and other income	2,405	2,636	2,727	2,468	5,885
Net income	415,225	409,396	441,904	427,562	442,353
Net income per limited partnership unit	15.22	15.01	16.20	15.67	16.22
Cash distributions per limited partnership unit	16.07	16.82	17.28	17.12	17.98
Total assets	1,975,289	2,001,990	2,033,122	2,060,970	2,098,078
Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2012	2011	2010
Bear Valley Rd., Victorville, CA	$83,353	$93,802	$97,293
West Valley Blvd., Colton, CA	136,780	132,171	134,047
Palmdale Blvd., Palmdale, CA	67,994	68,862	66,797
DeAnza Country Shopping Center, Pedley, CA	130,342	120,418	118,913
Varner Road, Thousand Palms, CA	112,153	119,559	129,534

Total	$530,622	$534,812	$546,584

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $530,622 during the year ended December 31, 2012, which represents a decrease of $4,190 from 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

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

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense Years Ended December 31,
	2012	2011	2010
Accounting fees	53.72%	49.32%	60.02%
Distribution of information to limited partners	42.08	35.76	35.89
Other	4.20	14.92	4.09

	100.00%	100.00%	100.00%

General and administrative costs decreased by $10,250 from 2011 to 2012. The decrease was caused primarily by decreased legal fees, which was partially offset by an increase in costs related to the mandatory filing process known as XBRL.

General and administrative costs increased by $20,645 from 2010 to 2011. The increase was caused primarily by legal fees related to communication from certain limited partners in regards to their desire (which was subsequently withdrawn in the fourth quarter of 2011) to sell all of the properties and then dissolve the Partnership, and costs related to a new mandatory filing process known as XBRL, and increased costs for the distribution of information to limited partners.

Net income increased by $5,829 from 2011 to 2012 due to the decrease in general and administrative expenses of $10,250, partially offset by the decrease in revenues of $4,190 and the decrease in other income of $231.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Estimates (Continued)

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties II:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2012 and 2011 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 6, 2013

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$179,489	$169,872
Receivable from Del Taco LLC	43,359	44,281
Deposits	1,534	1,534

Total current assets	224,382	215,687

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less – accumulated depreciation	2,192,928	2,157,532

	1,750,907	1,786,303

	$1,975,289	$2,001,990

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$48,353	$44,363
Accounts payable	20,183	27,697

Total current liabilities	68,536	72,060

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at December 31, 2012 and 2011	1,936,737	1,959,682
General partner-Del Taco LLC	(29,984)	(29,752)

	1,906,753	1,929,930

	$1,975,289	$2,001,990

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
RENTAL REVENUES	$530,622	$534,812	$546,584

EXPENSES:
General and administrative	82,406	92,656	72,011
Depreciation	35,396	35,396	35,396

	117,802	128,052	107,407

Operating income	412,820	406,760	439,177
OTHER INCOME:
Interest	190	186	202
Other	2,215	2,450	2,525

Net income	$415,225	$409,396	$441,904

Net income per limited partnership unit (Note 2)	$15.22	$15.01	$16.20

Number of limited partnership units used in computing per unit amounts	27,006	27,006	27,006

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2012, 2011, and 2010

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2009	27,006	$2,037,407	$(28,968)	$2,008,439
Net Income	—	437,485	4,419	441,904
Cash Distributions	—	(466,319)	(4,710)	(471,029)

Balance, December 31, 2010	27,006	2,008,573	(29,259)	1,979,314
Net Income	—	405,302	4,094	409,396
Cash Distributions	—	(454,193)	(4,587)	(458,780)

Balance, December 31, 2011	27,006	1,959,682	(29,752)	1,929,930
Net Income	—	411,073	4,152	415,225
Cash Distributions	—	(434,018)	(4,384)	(438,402)

Balance, December 31, 2012	27,006	$1,936,737	$(29,984)	$1,906,753

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$415,225	$409,396	$441,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,396	35,396	35,396
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	922	2,669	(1,269)
Deposits	—	457	(78)
Payable to limited partners	3,990	5,528	1,475
Accounts payable	(7,514)	12,724	(198)

Net cash provided by operating activities	448,019	466,170	477,230

CASH FLOWS FROM FINANCING ACTIVITIES –
Cash distributions to partners	(438,402)	(458,780)	(471,029)

Net change in cash	9,617	7,390	6,201
Beginning cash balance	169,872	162,482	156,281

Ending cash balance	$179,489	$169,872	$162,482

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

Concentration of Risk: The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Subsequent Events: Management has evaluated events subsequent to December 31, 2012 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

NOTE 3 – LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2023. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of five properties leased as of December 31, 2012, 2011, and 2010.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,421,845, $4,456,766, and $4,554,867 and unaudited net losses of $170,321, $156,064 and $354,958 for the years ended December 31, 2012, 2011 and 2010, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior years primarily relates to increased operating expenses.

NOTE 4 – RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2012 and 2011. The rent receivable was collected in January 2013 and 2012, respectively.

The General Partner received $4,384, $4,587 and $4,710 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2012, 2011 and 2010, respectively.

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

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 5 – INCOME TAXES (UNAUDITED)

The Partnership is not subject to income taxes because its income is taxed directly to the General Partner and limited partners. The reconciling items presented in the table below are the only items that create a difference between the tax basis and reported amounts of the Partnership’s assets and liabilities.

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2012	2011	2010
Net income per financial statements	$415,225	$409,396	$441,904
Excess book depreciation	3,777	3,777	3,777

Taxable income	$419,002	$413,173	$445,681

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2012, is as follows (unaudited):

Partners’ equity per financial statements	$1,906,753
Issue costs of limited partnership units capitalized for tax purposes	986,745
Difference in book vs. tax depreciation	134,641
Writedown of real estate previously held for sale	161,963
Other	5,465

Partners’ equity for tax purposes	$3,195,567

NOTE 6 – CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners for the three years ended December 31, 2012 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter
December 31, 2009	$4.18	27,006	27,006
March 31, 2010	3.48	27,006	27,006
June 30, 2010	4.52	27,006	27,006
September 30, 2010	5.10	27,006	27,006

Total paid in 2010	$17.28

December 31, 2010	$4.35	27,006	27,006
March 31, 2011	3.85	27,006	27,006
June 30, 2011	4.04	27,006	27,006
September 30, 2011	4.58	27,006	27,006

Total paid in 2011	$16.82

December 31, 2011	$3.76	27,006	27,006
March 31, 2012	3.82	27,006	27,006
June 30, 2012	4.35	27,006	27,006
September 30, 2012	4.14	27,006	27,006

Total paid in 2012	$16.07

Cash distributions per limited partnership unit were calculated based upon the weighted average units outstanding for each quarter and were paid from operations. Distributions declared in January 2013, for the quarter ended December 31, 2012, amounted to $4.37 per limited partnership unit and were paid in February 2013.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 7 – RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012
Rental revenues	$130,058	$134,791	$135,209	$130,564
Net income	82,686	108,870	115,124	108,545
Net income per limited partnership unit	3.03	3.99	4.22	3.98
Year ended December 31, 2011
Rental revenues	$130,570	$137,060	$136,771	$130,411
Net income	84,063	115,819	115,503	94,011
Net income per limited partnership unit	3.08	4.25	4.23	3.45

NOTE 8 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2011 to December 31, 2012 is primarily due to the increase in distribution checks that were not deposited by limited partners.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	58
Steven L. Brake	Chief Financial Officer	40
John Cappasola	Chief Brand Officer	39
David Pear	Senior Vice President, Operations	49

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

Paul J.B. Murphy, III, Chief Executive Officer of Del Taco LLC. Mr. Murphy has served as Chief Executive Officer since February 2009. He previously served as President and Chief Executive Officer of Einstein Noah Restaurant Group, Inc. (formerly, New World Restaurant Group, Inc.) from October 2003 to December 2008.

Steven L. Brake, Executive Vice President, Chief Financial Officer of Del Taco LLC. Mr. Brake has served as Chief Financial Officer since April 2010 and previously served as Treasurer from March 2006 to April 2010 and as the Corporate Controller of Del Taco LLC from September 2003 to March of 2006. From December 1995 until September 2003 Mr. Brake spent seven years with Arthur Andersen and one year with KPMG LLP in their respective audit departments. Mr. Brake was a licensed certified public accountant and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and an MBA from the Paul Merage School of Business at the University of California, Irvine.

John Cappasola, Executive Vice President, Chief Brand Officer of Del Taco LLC. Mr. Cappasola has served as our Chief Brand Officer since February 2011. He previously served as our Vice President of Marketing from March 2009 to February 2011. From September 2008 to March 2009, he served as our Vice President of Marketing Development. From August 2002 to September 2008, he held various positions in marketing, strategic development and operations at Blockbuster, Inc. of Dallas, Texas.

David Pear, Senior Vice President, Operations of Del Taco LLC. Mr. Pear has served as Senior Vice President of Operations since January 2012. From January 2009 to January 2012 Mr. Pear served as a Director of DMA Operations for Taco Bell (Yum Brands). From 1985 to January 2009, Mr. Pear served in a wide variety of operation positions with increasing level of responsibility for Domino’s Pizza, Inc.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2012, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $4,152 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $4,384 in distributions relating to its one percent interest in the Partnership.

(b)	During 2012, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2012 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2012	2011
Audit Fees	$17,065	$17,055
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,065	$17,055

The General Partner approves all the audit and non-audit services and related fees provided to the Partnership by the independent auditors prior to the services being rendered.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema Document*
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document*
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

DEL TACO RESTAURANT PROPERTIES II

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period				Life on which depreciation in latest income statement is computed
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired
Victorville, CA	$—	$327,770	$224,843	$—	$552,613	$234,842	1986	1986	20 (LI), 35 (BI)
Colton, CA	—	262,661	180,179	—	442,840	188,195	1986	1986	20 (LI), 35 (BI)
Palmdale, CA	—	404,791	277,677	—	682,468	290,032	1986	1986	20 (LI), 35 (BI)
Pedley, CA	—	364,334	249,925	—	614,259	261,043	1987	1987	20 (LI), 35 (BI)
Thousand Palms, CA	—	446,450	306,255	—	752,705	319,865	1987	1987	20 (LI), 35 (BI)

	$—	$1,806,006	$1,238,879	$—	$3,044,885	$1,293,977

	Restaurants	Accumulated Depreciation
Balances at December 31, 2009	$3,044,885	$1,187,789
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2010	3,044,885	1,223,185
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2011	3,044,885	1,258,581
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2012	$3,044,885	$1,293,977

The aggregate cost basis of Del Taco Restaurant Properties II real estate assets for Federal income tax purposes was $2,910,462 at December 31, 2012.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II a California limited partnership

Del Taco LLC
General Partner

Date March 6, 2013	/s/ Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 6, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 6, 2013	/s/ John Cappasola
John Cappasola
Chief Brand Officer