Form 10-Q
period 2013-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2013-08-14
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

INDEX

DEL TACO RESTAURANT PROPERTIES II

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

	June 30, 2013		December 31, 2012
	(Unaudited	)
ASSETS
CURRENT ASSETS:
Cash	$170,613		$179,489
Receivable from Del Taco LLC	45,924		43,359
Other current assets	2,059		1,534

Total current assets	218,596		224,382

PROPERTY AND EQUIPMENT:
Land	1,430,345		1,430,345
Land improvements	375,661		375,661
Buildings and improvements	1,238,879		1,238,879
Machinery and equipment	898,950		898,950

	3,943,835		3,943,835
Less—accumulated depreciation	2,210,626		2,192,928

	1,733,209		1,750,907

	$1,951,805		$1,975,289

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$50,053		$48,353
Accounts payable	18,314		20,183

Total current liabilities	68,367		68,536

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2013 and December 31, 2012	1,913,655		1,936,737
General partner-Del Taco LLC	(30,217)		(29,984)

	1,883,438		1,906,753

	$1,951,805		$1,975,289

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
RENTAL REVENUES	$139,284	$134,791	$267,865	$264,849

EXPENSES:
General and administrative	16,368	17,570	57,343	56,664
Depreciation	8,849	8,849	17,698	17,698

	25,217	26,419	75,041	74,362

Operating income	114,067	108,372	192,824	190,487
OTHER INCOME:
Interest	54	48	101	94
Other	625	450	850	975

Net income	$114,746	$108,870	$193,775	$191,556

Net income per limited partnership unit (note 2)	$4.21	$3.99	$7.10	$7.02

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,775	$191,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,698	17,698
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,565)	(268)
Other current assets	(525)	(179)
Payable to limited partners	1,700	695
Accounts payable	(1,869)	(3,956)

Net cash provided by operating activities	208,214	205,546
CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(217,090)	(206,635)

Net change in cash	(8,876)	(1,089)
Beginning cash balance	179,489	169,872

Ending cash balance	$170,613	$168,783

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

UNAUDITED

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2012 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2013, the results of operations for the three and six month periods ended June 30, 2013 and 2012 and cash flows for the six month periods ended June 30, 2013 and 2012 have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts related to disclosure of December 31, 2012 balances within these condensed financial statements were derived from the audited 2012 financial statements.

Management has evaluated events subsequent to June 30, 2013 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2—NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2013 and 2012.

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

For the three months ended June 30, 2013, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,160,702 and unaudited net losses of $56,873 as compared to unaudited sales of $1,123,261 and unaudited net losses of $32,510 for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year relates to an increase in operating costs.

For the six months ended June 30, 2013, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,232,206 and unaudited net losses of $104,355 as compared to unaudited sales of $2,207,077 and unaudited net losses of $79,466 for the corresponding period in 2012. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior year relates to an increase in operating costs.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

UNAUDITED

NOTE 4—TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2013. The June rent receivable was collected in July 2013.

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

NOTE 5—DISTRIBUTIONS

Total cash distributions declared and paid in February and June 2013 were $119,136 and $97,954, respectively. On July 24, 2013, a distribution to the limited partners of $114,404, or approximately $4.24 per limited partnership unit, was declared. Such distribution was paid on August 7, 2013. The General Partner also received a distribution of $1,156 with respect to its one percent partnership interest in August 2013.

NOTE 6—PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7—CONCENTRATION OF RISK

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2013 and 2012. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Bear Valley Rd., Victorville, CA	$18,822	$21,583	$36,722	$43,252
West Valley Blvd., Colton, CA	36,685	34,081	70,405	67,032
Palmdale Blvd., Palmdale, CA	17,693	17,193	33,776	34,338
DeAnza Country Shopping Center, Pedley, CA	35,441	31,964	68,022	63,229
Varner Road, Thousand Palms, CA	30,643	29,970	58,940	56,998

Total	$139,284	$134,791	$267,865	$264,849

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $139,284 during the three month period ended June 30, 2013, which represents an increase of $4,493 from the corresponding period in 2012. The Partnership earned rental revenue of $267,865 during the six month period ended June 30, 2013, which represents an increase of $3,016 from the corresponding period in 2012. The changes in rental revenues between 2013 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

Percentage of Total

General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Accounting fees	47.23%	43.98%	67.83%	68.88%
Distribution of information to limited partners	52.77%	56.02%	32.17%	31.12%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs decreased during the three month period primarily due to decreased printing costs. General and administrative costs increased during the six month period primarily due to increased costs for printing.

For the three month period ended June 30, 2013, net income increased by $5,876 from 2012 to 2013 due to the increase in revenues of $4,493, the increase in interest and other income of $181 and the decrease in general and administrative expenses of $1,202. For the six month period ended June 30, 2013, net income increased by $2,219 from 2012 to 2013 due to the increase in revenues of $3,016, partially offset by the decrease in interest and other income of $118 and the increase in general and administrative expenses of $679.

Significant Recent Accounting Pronouncements

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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 14, 2013	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)