Form 10-K
period 2013-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2014-03-24
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2013

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

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco. Two properties were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2013, the Partnership had a total of five properties leased to Del Taco.

The Partnership has no full-time employees. The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

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

The Partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 832 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
	2013	2012	2011	2010	2009
Rental revenues	$546,998	$530,622	$534,812	$546,584	$539,513
General and administrative expense	85,455	82,406	92,656	72,011	79,023
Depreciation expense	35,396	35,396	35,396	35,396	35,396
Interest and other income	2,360	2,405	2,636	2,727	2,468
Net income	428,507	415,225	409,396	441,904	427,562
Net income per limited partnership unit	15.71	15.22	15.01	16.20	15.67
Cash distributions per limited partnership unit	16.68	16.07	16.82	17.28	17.12
Total assets	1,942,486	1,975,289	2,001,990	2,033,122	2,060,970
Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

The Partnership offered limited partnership units for sale between September 1984 and December 1985. In total, $6.751 million was raised through the sale of limited partnership units and used to acquire sites, build seven restaurants, pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. Two properties were sold in 1994.

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

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The Partnership owned seven properties that were under long-term lease to Del Taco for restaurant operations. Two properties were sold in 1994 and five are currently operating.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2013	2012	2011
Bear Valley Rd., Victorville, CA	$73,007	$83,353	$93,802
West Valley Blvd., Colton, CA	147,478	136,780	132,171
Palmdale Blvd., Palmdale, CA	69,249	67,994	68,862
DeAnza Country Shopping Center, Pedley, CA	137,669	130,342	120,418
Varner Road, Thousand Palms, CA	119,595	112,153	119,559

Total	$546,998	$530,622	$534,812

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $546,998 during the year ended December 31, 2013, which represents an increase of $16,376 from 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The Partnership earned rental revenues of $530,622 during the year ended December 31, 2012, which represents a decrease of $4,190 from 2011. The changes in rental revenues between 2011 and 2012 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2013	2012	2011
Accounting fees	53.57%	53.72%	49.32%
Distribution of information to limited partners	42.49	42.08	35.76
Other	3.94	4.20	14.92

	100.00%	100.00%	100.00%

General and administrative costs increased by $3,049 from 2012 to 2013. The increase was caused primarily by increased costs related to the mandatory filing process known as XBRL.

General and administrative costs decreased by $10,250 from 2011 to 2012. The decrease was caused primarily by decreased legal fees, which was partially offset by an increase in costs related to the mandatory filing process known as XBRL.

Net income increased by $13,282 from 2012 to 2013 due to the increase in revenues of $16,376, partially offset by the increase in general and administrative expenses of $3,049 and the decrease in other income of $45.

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

PART I. INFORMATION

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties II:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2013 and 2012 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of the Partnership listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 21, 2014

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$177,072	$179,489
Receivable from Del Taco LLC	48,194	43,359
Deposits	1,709	1,534

Total current assets	226,975	224,382

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,228,324	2,192,928

	1,715,511	1,750,907

	$1,942,486	$1,975,289

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$51,253	$48,353
Accounts payable	10,955	20,183

Total current liabilities	62,208	68,536

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at December 31, 2013 and 2012	1,910,526	1,936,737
General partner-Del Taco LLC	(30,248)	(29,984)

	1,880,278	1,906,753

	$1,942,486	$1,975,289

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
RENTAL REVENUES	$546,998	$530,622	$534,812

EXPENSES:
General and administrative	85,455	82,406	92,656
Depreciation	35,396	35,396	35,396

	120,851	117,802	128,052

Operating income	426,147	412,820	406,760
OTHER INCOME:
Interest	210	190	186
Other	2,150	2,215	2,450

Net income	$428,507	$415,225	$409,396

Net income per limited partnership unit (Note 2)	$15.71	$15.22	$15.01

Number of limited partnership units used in computing per unit amounts	27,006	27,006	27,006

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2013, 2012, and 2011

	Limited Partners		General
	Units	Amount	Partner	Total
Balance, December 31, 2010	27,006	$2,008,573	$(29,259)	$1,979,314
Net Income	—	405,302	4,094	409,396
Cash Distributions	—	(454,193)	(4,587)	(458,780)

Balance, December 31, 2011	27,006	1,959,682	(29,752)	1,929,930
Net Income	—	411,073	4,152	415,225
Cash Distributions	—	(434,018)	(4,384)	(438,402)

Balance, December 31, 2012	27,006	1,936,737	(29,984)	1,906,753
Net Income	—	424,222	4,285	428,507
Cash Distributions	—	(450,433)	(4,549)	(454,982)

Balance, December 31, 2013	27,006	$1,910,526	$(30,248)	$1,880,278

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$428,507	$415,225	$409,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,396	35,396	35,396
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(4,835)	922	2,669
Deposits	(175)	—	457
Payable to limited partners	2,900	3,990	5,528
Accounts payable	(9,228)	(7,514)	12,724

Net cash provided by operating activities	452,565	448,019	466,170
CASH FLOWS FROM FINANCING ACTIVITIES -
Cash distributions to partners	(454,982)	(438,402)	(458,780)

Net change in cash	(2,417)	9,617	7,390
Beginning cash balance	179,489	169,872	162,482

Ending cash balance	$177,072	$179,489	$169,872

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

The Partnership has no full-time employees (see Note 4). The Partnership agreement assigns full authority for general management and supervision of the business affairs of the Partnership to the General Partner. The General Partner has a one percent interest in the profits or losses and distributions of the Partnership. Limited partners have no right to participate in the day to day management or conduct of the Partnership’s business affairs.

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

Concentration of Risk: The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

Subsequent Events: Management has evaluated events subsequent to December 31, 2013 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

NOTE 3 – LEASING ACTIVITIES

The Partnership leases certain properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2023. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of five properties leased as of December 31, 2013, 2012, and 2011.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,558,320, $4,421,845, and $4,456,766 and unaudited net losses of $178,500, $170,321 and $156,064 for the years ended December 31, 2013, 2012 and 2011, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net loss from the corresponding period of the prior years primarily relates to increased operating expenses.

NOTE 4 – RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2013 and 2012. The rent receivable was collected in January 2014 and 2013, respectively.

The General Partner received $4,549, $4,384 and $4,587 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2013, 2012 and 2011, respectively.

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

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2013	2012	2011
Net income per financial statements	$428,507	$415,225	$409,396
Excess book depreciation	3,777	3,777	3,777

Taxable income	$432,284	$419,002	$413,173

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2013, is as follows (unaudited):

Partners’ equity per financial statements	$1,880,278
Issue costs of limited partnership units capitalized for tax purposes	986,745
Difference in book vs. tax depreciation	138,418
Writedown of real estate previously held for sale	161,963
Other	5,465

Partners’ equity for tax purposes	$3,172,869

NOTE 6 – CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners for the three years ended December 31, 2013 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter
December 31, 2010	$4.35	27,006	27,006
March 31, 2011	3.85	27,006	27,006
June 30, 2011	4.04	27,006	27,006
September 30, 2011	4.58	27,006	27,006

Total paid in 2011	$16.82

December 31, 2011	$3.76	27,006	27,006
March 31, 2012	3.82	27,006	27,006
June 30, 2012	4.35	27,006	27,006
September 30, 2012	4.14	27,006	27,006

Total paid in 2012	$16.07

December 31, 2012	$4.37	27,006	27,006
March 31, 2013	3.59	27,006	27,006
June 30, 2013	4.24	27,006	27,006
September 30, 2013	4.48	27,006	27,006

Total paid in 2013	$16.68

Cash distributions per limited partnership unit were calculated based upon the weighted average units outstanding for each quarter and were paid from operations. Distributions declared in January 2014, for the quarter ended December 31, 2013, amounted to $4.17 per limited partnership unit and were paid in February 2014.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 7 – RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013
Rental revenues	$128,580	$139,284	$137,523	$141,611
Net income	79,029	114,746	116,149	118,583
Net income per limited partnership unit	2.90	4.21	4.26	4.34
Year ended December 31, 2012
Rental revenues	$130,058	$134,791	$135,209	$130,564
Net income	82,686	108,870	115,124	108,545
Net income per limited partnership unit	3.03	3.99	4.22	3.98

NOTE 8 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer. The increase in payable to limited partners from December 31, 2012 to December 31, 2013 is primarily due to the increase in distribution checks that were not deposited by limited partners.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J.B. Murphy, III	Chief Executive Officer	59
Steven L. Brake	Chief Financial Officer	41
John Cappasola	Chief Brand Officer	40
David Pear	Senior Vice President, Operations	50

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

Code of Ethics

The Partnership has no executive officers or any full-time employees and, accordingly, has not adopted a code of ethics.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2013, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $4,285 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $4,549 in distributions relating to its one percent interest in the Partnership.

(b)	During 2013, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2013 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2013	2012
Audit Fees	$17,010	$17,065
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$17,010	$17,065

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP

Balance Sheets

Statements of Income

Statements of Partners’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a)(2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

31.1	Paul J.B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document*

101. SCH	XBRL Taxonomy Extension Schema Document*

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101. LAB	XBRL Taxonomy Extension Label Linkbase Document*

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

DEL TACO RESTAURANT PROPERTIES II

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period				Life on which depreciation in latest income statement is computed
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired
Victorville, CA	$—	$327,770	$224,843	$—	$552,613	$241,266	1986	1986	20 (LI), 35 (BI)
Colton, CA	—	262,661	180,179	—	442,840	193,343	1986	1986	20 (LI), 35 (BI)
Palmdale, CA	—	404,791	277,677	—	682,468	297,966	1986	1986	20 (LI), 35 (BI)
Pedley, CA	—	364,334	249,925	—	614,259	268,184	1987	1987	20 (LI), 35 (BI)
Thousand Palms, CA	—	446,450	306,255	—	752,705	328,614	1987	1987	20 (LI), 35 (BI)

	$—	$1,806,006	$1,238,879	$—	$3,044,885	$1,329,373

	Restaurants	Accumulated Depreciation
Balances at December 31, 2010	$3,044,885	$1,223,185
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2011	3,044,885	1,258,581
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2012	3,044,885	1,293,977
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2013	$3,044,885	$1,329,373

The aggregate cost basis of Del Taco Restaurant Properties II real estate assets for Federal income tax purposes was $2,910,462 at December 31, 2013.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
a California limited partnership

Del Taco LLC
General Partner

Date March 21, 2014	/s/ Paul J.B. Murphy, III
Paul J.B. Murphy, III
Chief Executive Officer

Date March 21, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 21, 2014	/s/ John Cappasola
John Cappasola
Chief Brand Officer