Form 10-Q
period 2014-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2014-08-13
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES II

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$190,112	$177,072
Receivable from Del Taco LLC	46,369	48,194
Other current assets	1,534	1,709

Total current assets	238,015	226,975

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less-accumulated depreciation	2,246,022	2,228,324

	1,697,813	1,715,511

	$1,935,828	$1,942,486

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$52,627	$51,253
Accounts payable	28,208	10,955

Total current liabilities	80,835	62,208

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2014 and December 31, 2013	1,885,494	1,910,526
General partner-Del Taco LLC	(30,501)	(30,248)

	1,854,993	1,880,278

	$1,935,828	$1,942,486

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
RENTAL REVENUES	$145,576	$139,284	$283,556	$267,865

EXPENSES:
General and administrative	17,178	16,368	59,240	57,343
Depreciation	8,849	8,849	17,698	17,698

	26,027	25,217	76,938	75,041

Operating income	119,549	114,067	206,618	192,824
OTHER INCOME:
Interest	57	54	113	101
Other	2,250	625	3,450	850

Net income	$121,856	$114,746	$210,181	$193,775

Net income per limited partnership unit (note 2)	$4.47	$4.21	$7.70	$7.10

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,181	$193,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,698	17,698
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,825	(2,565)
Other current assets	175	(525)
Payable to limited partners	1,374	1,700
Accounts payable	17,253	(1,869)

Net cash provided by operating activities	248,506	208,214

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(235,466)	(217,090)

Net cash used in financing activities	(235,466)	(217,090)

Net change in cash	13,040	(8,876)
Beginning cash balance	177,072	179,489

Ending cash balance	$190,112	$170,613

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2013 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2014, the results of operations for the three and six month periods ended June 30, 2014 and 2013 and cash flows for the six month periods ended June 30, 2014 and 2013 have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Amounts related to disclosure of December 31, 2013 balances within these condensed financial statements were derived from the audited 2013 financial statements.

Management has evaluated events subsequent to June 30, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2014 and 2013.

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

For the three months ended June 30, 2014, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,213,137 and unaudited net losses of $17,457 as compared to unaudited sales of $1,160,702 and unaudited net losses of $56,873 for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year relates to an increase in sales.

For the six months ended June 30, 2014, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,362,970 and unaudited net losses of $43,410 as compared to unaudited sales of $2,232,206 and unaudited net losses of $104,355 for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year relates to an increase in sales.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2014. The June rent receivable was collected in July 2014.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February and June 2014 were $113,822 and $121,644, respectively. On July 11, 2014, a distribution to the limited partners of $131,161, or approximately $4.86 per limited partnership unit, was declared. Such distribution was paid on August 7, 2014. The General Partner also received a distribution of $1,325 with respect to its one percent partnership interest in August 2014.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2014 and 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

NOTE 8 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. The General Partner plans to initiate a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Bear Valley Rd., Victorville, CA	$18,665	$18,822	$37,202	$36,722
West Valley Blvd., Colton, CA	39,143	36,685	75,914	70,405
Palmdale Blvd., Palmdale, CA	18,800	17,693	36,833	33,776
DeAnza Country Shopping Center, Pedley, CA	34,917	35,441	68,614	68,022
Varner Road, Thousand Palms, CA	34,051	30,643	64,993	58,940

Total	$145,576	$139,284	$283,556	$267,865

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $145,576 during the three month period ended June 30, 2014, which represents an increase of $6,292 from the corresponding period in 2013. The Partnership earned rental revenue of $283,556 during the six month period ended June 30, 2014, which represents an increase of $15,691 from the corresponding period in 2013. The changes in rental revenues between 2014 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Accounting fees	46.82%	47.23%	67.47%	67.83%
Distribution of information to limited partners	53.18%	52.77%	32.53%	32.17%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs increased slightly during the three month period primarily due to increased printing costs. General and administrative costs increased during the six month period primarily due to increased costs for printing, distribution of information to limited partners and tax filings.

For the three month period ended June 30, 2014, net income increased by $7,110 from 2013 to 2014 due to the increase in revenues of $6,292, the increase in interest and other income of $1,628, partially offset by the increase in general and administrative expenses of $810. For the six month period ended June 30, 2014, net income increased by $16,406 from 2013 to 2014 due to the increase in revenues of $15,691and the increase in interest and other income of $2,612, partially offset by the increase in general and administrative expenses of $1,897.

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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant
Del Taco LLC
General Partner
Date: August 13, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)