Form 10-Q
period 2014-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2014-11-14
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES II

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$178,214	$177,072
Receivable from Del Taco LLC	45,312	48,194
Other current assets	1,534	1,709

Total current assets	225,060	226,975

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,254,871	2,228,324

	1,688,964	1,715,511

	$1,914,024	$1,942,486

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$54,770	$51,253
Accounts payable	24,399	10,955

Total current liabilities	79,169	62,208

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2014 and December 31, 2013	1,865,557	1,910,526
General partner-Del Taco LLC	(30,702)	(30,248)

	1,834,855	1,880,278

	$1,914,024	$1,942,486

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RENTAL REVENUES	$143,586	$137,523	$427,143	$405,388

EXPENSES:
General and administrative	24,676	13,078	83,916	70,422
Depreciation	8,849	8,849	26,547	26,547

	33,525	21,927	110,463	96,969

Operating income	110,061	115,596	316,680	308,419
OTHER INCOME:
Interest	61	53	174	155
Other	2,225	500	5,675	1,350

Net income	$112,347	$116,149	$322,529	$309,924

Net income per limited partnership unit (Note 2)	$4.12	$4.26	$11.82	$11.36

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$322,529	$309,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,547	26,547
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	2,882	(1,177)
Other current assets	175	(350)
Payable to limited partners	3,517	2,340
Accounts payable	13,444	(6,098)

Net cash provided by operating activities	369,094	331,186

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(367,952)	(332,650)

Net cash used in financing activities	(367,952)	(332,650)

Net change in cash	1,142	(1,464)
Beginning cash balance	177,072	179,489

Ending cash balance	$178,214	$178,025

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2013 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2014, the results of operations for the three and nine month periods ended September 30, 2014 and 2013 and cash flows for the nine month periods ended September 30, 2014 and 2013 have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Amounts related to disclosure of December 31, 2013 balances within these condensed financial statements were derived from the 2013 audited financial statements.

Management has evaluated events subsequent to September 30, 2014 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

For the three months ended September 30, 2014, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,196,553 and unaudited net losses of $33,604 as compared to unaudited sales of $1,146,028 and unaudited net losses of $41,568, respectively, for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in revenues.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

UNAUDITED

NOTE 3 - LEASING ACTIVITIES - continued

For the nine months ended September 30, 2014, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,559,523 and unaudited net losses of $77,015 as compared to $3,378,234 and unaudited net losses of $145,924 for the corresponding period in 2013. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in revenues.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2014. The September rent receivable was collected in October 2014.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February, June and August 2014 were $113,822, $121,644 and $132,486, respectively. On October 31, 2014, a distribution to the limited partners of $117,260, or approximately $4.34 per limited partnership unit, was approved. Such distribution was paid on November 6, 2014. The General Partner also received a distribution of $1,184 with respect to its 1% partnership interest in November 2014.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2014 and 2013. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

NOTE 8 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. On October 1, 2014 the General Partner initiated a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership, as disclosed in Form 8-K filed on October 1, 2014. Limited partner responses to the straw poll will be evaluated by the General Partner to determine whether or not there is sufficient interest to initiate a sale process.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Bear Valley Rd., Victorville, CA	$19,349	$17,838	$56,551	$54,561
West Valley Blvd., Colton, CA	41,672	38,016	117,586	108,421
Palmdale Blvd., Palmdale, CA	19,194	18,033	56,027	51,808
DeAnza Country Shopping Center, Pedley, CA	33,081	35,030	101,695	103,052
Varner Road, Thousand Palms, CA	30,290	28,606	95,284	87,546

Total	$143,586	$137,523	$427,143	$405,388

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $143,586 during the three month period ended September 30, 2014, which represents an increase of $6,063 from the corresponding period in 2013. The Partnership earned rental revenue of $427,143 during the nine month period ended September 30, 2014, which represents an increase of $21,755 from the corresponding period in 2013. The changes in rental revenues between 2013 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Accounting fees	23.46%	41.70%	54.52%	62.98%
Distribution of information to limited partners	76.54%	58.30%	45.48%	37.02%

	100.00%	100.00%	100.00%	100.00%

General and administrative costs for the three month and nine month periods increased primarily due to costs related to legal fees related to the matter described in Note 8 to the condensed financial statements for the three and nine months ended September 30, 2014.

For the three month period ended September 30, 2014, net income decreased by $3,802 from 2013 to 2014 due to the increase in general and administrative expenses of $11,598, partially offset by the increase in revenues of $6,063 and the increase in interest and other income of $1,733. For the nine month period ended September 30, 2014, net income increased $12,605 from 2013 to 2014 due to the increase in revenues of $21,755 and the increase in interest and other income of $4,344, partially offset by the increase in general and administrative expenses of $13,494.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership believes the critical accounting policies that most impact the financial statements are described below. A summary of the significant accounting policies of the Partnership can be found in Note 1 to the Financial Statements included in the Partnership’s December 31, 2013 Form 10-K.

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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 13, 2014	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)