Form 10-K
period 2014-12-31
DEL TACO RESTAURANT PROPERTIES II
filed 2015-03-02
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2014

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

Securities registered pursuant to section 12(g) of the Act: Units of Limited Partnership Interests

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

DEL TACO RESTAURANT PROPERTIES II

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	Business

Del Taco Restaurant Properties II (the Partnership, us, we or our) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act. The Partnership’s General Partner is Del Taco LLC, a California limited liability company (Del Taco or the General Partner). The Partnership sold 27,006 units totaling $6,751,500 through an offering of limited partnership units from September 1984 through December 1985. The term of the partnership agreement is until April 30, 2025, unless terminated earlier by means provided in the partnership agreement.

The business of the Partnership is ownership and leasing of restaurants in California to Del Taco. The Partnership acquired land and constructed seven Mexican-American restaurants for long-term lease to Del Taco. Two properties were sold in 1994. Each property is leased for 35 years on a triple net basis. Rent is equal to twelve percent of gross sales of the restaurants. As of December 31, 2014, the Partnership had a total of five properties leased to Del Taco.

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

The Partnership owns five properties with proceeds obtained from the sale of partnership units:

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

The Partnership sold 27,006 ($6,751,500) limited partnership units during the public offering period ended December 31, 1985 and currently has 789 limited partners of record. There is no public market for the trading of the units. Distributions made by the Partnership to the limited partners during the past three fiscal years are described in Note 6 to the Notes to the Financial Statements contained under Item 8.

Item 6.	Selected Financial Data

The selected financial data presented as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, has been derived from the audited financial statements and should be read in conjunction with the financial statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
	2014	2013	2012	2011	2010
Rental revenues	$573,740	$546,998	$530,622	$534,812	$546,584

General and administrative expense	111,738	85,455	82,406	92,656	72,011

Depreciation expense	35,396	35,396	35,396	35,396	35,396

Interest and other income	6,578	2,360	2,405	2,636	2,727

Net income	433,184	428,507	415,225	409,396	441,904

Net income per limited partnership unit	15.88	15.71	15.22	15.01	16.20

Cash distributions per limited partnership unit	17.83	16.68	16.07	16.82	17.28

Total assets	1,905,212	1,942,486	1,975,289	2,001,990	2,033,122

Long-term obligations	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Off Balance Sheet Arrangements and Contractual Obligations

None.

Results of Operations

The Partnership owned five properties that were under long-term lease to Del Taco for restaurant operations as of December 31, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth rental revenues earned by restaurant by year:

	Years Ended December 31,
	2014	2013	2012
Bear Valley Rd., Victorville, CA	$76,603	$73,007	$83,353
West Valley Blvd., Colton, CA	159,120	147,478	136,780
Palmdale Blvd., Palmdale, CA	74,286	69,249	67,994
DeAnza Country Shopping Center, Pedley, CA	134,201	137,669	130,342
Varner Road, Thousand Palms, CA	129,530	119,595	112,153

Total	$573,740	$546,998	$530,622

The Partnership earns rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenues of $573,740 during the year ended December 31, 2014, which represents an increase of $26,742 from 2013. The changes in rental revenues between 2013 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The Partnership earned rental revenues of $546,998 during the year ended December 31, 2013, which represents an increase of $16,376 from 2012. The changes in rental revenues between 2012 and 2013 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

The following table breaks down general and administrative expense by type of expense:

	Percentage of Total General and Administrative Expense
	Years Ended December 31,
	2014	2013	2012
Accounting fees	43.18%	53.57%	53.72%
Distribution of information to limited partners	35.01	42.49	42.08
Potential sale-related expenses	18.79	—	—
Other	3.02	3.94	4.20

	100.00%	100.00%	100.00%

General and administrative costs increased by $26,283 from 2013 to 2014. The increase was caused primarily by costs related to the “straw poll” and Form 8-K filings discussed in Notes 9 and 10.

General and administrative costs increased by $3,049 from 2012 to 2013. The increase was caused primarily by increased costs related to the mandatory filing process known as XBRL.

Net income increased by $4,677 from 2013 to 2014 due to the increase in revenues of $26,742 and the increase in other income of $4,218, partially offset by the increase in general and administrative expenses of $26,283.

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

Report of Independent Registered Public Accounting Firm

To the Partners

Del Taco Restaurant Properties II:

We have audited the accompanying balance sheets of Del Taco Restaurant Properties II (a California Limited Partnership) as of December 31, 2014 and 2013 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of the Partnership in Item 15 (a) Schedule III – Real Estate and Accumulated Depreciation . These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Taco Restaurant Properties II as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

March 2, 2015

DEL TACO RESTAURANT PROPERTIES II

BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$173,242	$177,072
Receivable from Del Taco LLC	49,915	48,194
Deposits	1,940	1,709

Total current assets	225,097	226,975

PROPERTY AND EQUIPMENT
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less: accumulated depreciation	2,263,720	2,228,324

	1,680,115	1,715,511

	$1,905,212	$1,942,486

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Payable to limited partners	$54,773	$51,253
Accounts payable	23,373	10,955

Total current liabilities	78,146	62,208

PARTNERS’ EQUITY
Limited partners; 27,006 units outstanding at December 31, 2014 and 2013	1,857,846	1,910,526
General partner-Del Taco LLC	(30,780)	(30,248)

	1,827,066	1,880,278

	$1,905,212	$1,942,486

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012

RENTAL REVENUES	$573,740	$546,998	$530,622

EXPENSES
General and administrative	111,738	85,455	82,406
Depreciation	35,396	35,396	35,396

	147,134	120,851	117,802

Operating income	426,606	426,147	412,820

OTHER INCOME
Interest	228	210	190
Other	6,350	2,150	2,215

Net income	$433,184	$428,507	$415,225

Net income per limited partnership unit (Note 2)	$15.88	$15.71	$15.22

Number of limited partnership units used in computing per unit amounts	27,006	27,006	27,006

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2014, 2013, and 2012

	Limited Partners		General
	Units	Amount	Partner	Total

Balance, December 31, 2011	27,006	$1,959,682	$(29,752)	$1,929,930

Net Income	—	411,073	4,152	415,225

Cash Distributions	—	(434,018)	(4,384)	(438,402)

Balance, December 31, 2012	27,006	1,936,737	(29,984)	1,906,753

Net Income	—	424,222	4,285	428,507

Cash Distributions	—	(450,433)	(4,549)	(454,982)

Balance, December 31, 2013	27,006	1,910,526	(30,248)	1,880,278

Net Income	—	428,853	4,331	433,184

Cash Distributions	—	(481,533)	(4,863)	(486,396)

Balance, December 31, 2014	27,006	$1,857,846	$(30,780)	$1,827,066

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$433,184	$428,507	$415,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,396	35,396	35,396
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(1,721)	(4,835)	922
Deposits	(231)	(175)	—
Payable to limited partners	3,520	2,900	3,990
Accounts payable	12,418	(9,228)	(7,514)

Net cash provided by operating activities	482,566	452,565	448,019

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to partners	(486,396)	(454,982)	(438,402)

Net cash used in financing activities	(486,396)	(454,982)	(438,402)

Net change in cash	(3,830)	(2,417)	9,617
Beginning cash balance	177,072	179,489	169,872

Ending cash balance	$173,242	$177,072	$179,489

See accompanying notes to financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk: The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues for the three years ended December 31, 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties. The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

Fair Value of Financial Instruments: The fair values of cash, accounts receivables, deposits, accounts payable and payables to limited partners approximate the carrying amounts due to their short maturities.

Subsequent Events: Management has evaluated events subsequent to December 31, 2014 through the date the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements (see Note 10).

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

NOTE 3 – LEASING ACTIVITIES

The Partnership leases its properties for operation of restaurants to Del Taco on a triple net basis. The leases are for terms of 35 years commencing with the completion of the restaurant facility located on each property and require monthly rentals equal to 12 percent of the gross sales of the restaurants. The leases expire in the years 2021 to 2023. Pursuant to the lease agreements, minimum rentals of $3,500 per month are due to the Partnership during the first six months of any non-operating period caused by an insured casualty loss. The Partnership had a total of five properties leased as of December 31, 2014, 2013, and 2012.

The five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $4,781,167, $4,558,320, and $4,421,845 and unaudited net losses of $98,452, $178,500 and $170,321 for the years ended December 31, 2014, 2013 and 2012, respectively. Del Taco net income by restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior years primarily relates to increased sales.

NOTE 4 – RELATED PARTIES

The receivable from Del Taco consists of rent accrued for the month of December 2014 and 2013. The rent receivable was collected in January 2015 and 2014, respectively.

The General Partner received $4,863, $4,549 and $4,384 in distributions relating to its one percent interest in the Partnership for the years ended December 31, 2014, 2013 and 2012, respectively.

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

A reconciliation of financial statement net income to taxable income for each of the periods is as follows:

	2014	2013	2012
Net income per financial statements	$433,184	$428,507	$415,225
Excess book depreciation	3,777	3,777	3,777

Taxable income	$436,961	$432,284	$419,002

A reconciliation of partnership equity per the financial statements to partners’ equity for tax purposes as of December 31, 2014, is as follows (unaudited):

Partners’ equity per financial statements	$1,827,066
Issue costs of limited partnership units capitalized for tax purposes	986,745
Difference in book vs. tax depreciation	142,195
Writedown of real estate previously held for sale	161,963
Other	5,465

Partners’ equity for tax purposes	$3,123,434

NOTE 6 – CASH DISTRIBUTIONS TO LIMITED PARTNERS

Cash distributions to limited partners for the three years ended December 31, 2014 were as follows:

Quarter Ended	Cash Distribution per Limited Partnership Unit	Weighted Average Number of Units Outstanding	Number of Units Outstanding at the End of Quarter

December 31, 2011	$3.76	27,006	27,006
March 31, 2012	3.82	27,006	27,006
June 30, 2012	4.35	27,006	27,006
September 30, 2012	4.14	27,006	27,006

Total paid in 2012	$16.07

December 31, 2012	$4.37	27,006	27,006
March 31, 2013	3.59	27,006	27,006
June 30, 2013	4.24	27,006	27,006
September 30, 2013	4.48	27,006	27,006

Total paid in 2013	$16.68

December 31, 2013	$4.17	27,006	27,006
March 31, 2014	4.46	27,006	27,006
June 30, 2014	4.86	27,006	27,006
September 30, 2014	4.34	27,006	27,006

Total paid in 2014	$17.83

Cash distributions per limited partnership unit were calculated based upon the weighted average units outstanding for each quarter and were paid from operations. Distributions declared in January 2015, for the quarter ended December 31, 2014, amounted to $3.79 per limited partnership unit and were paid in February 2015.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO FINANCIAL STATEMENTS – CONTINUED

NOTE 7 – RESULTS BY QUARTER (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014
Rental revenues	$137,980	$145,576	$143,586	$146,598
Net income	88,326	121,856	112,347	110,655
Net income per limited partnership unit	3.24	4.47	4.12	4.05

Year ended December 31, 2013
Rental revenues	$128,580	$139,284	$137,523	$141,611
Net income	79,029	114,746	116,149	118,583
Net income per limited partnership unit	2.90	4.21	4.26	4.34

NOTE 8 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 9 – COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. On October 1, 2014 the General Partner initiated a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership, as disclosed in Form 8-K filed on October 1, 2014. Limited partner responses to the straw poll were received during the fourth quarter of 2014 and on December 17, 2014, Del Taco filed a Form 8-K to disclose the results of the poll. The poll was intended to gauge interest level only and the results indicate a strong majority of the units responded either “open to” or “strongly in favor of” Del Taco testing the market and presenting a sale proposal to the limited partners for a vote. Accordingly, Del Taco filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval (see Note 10).

NOTE 10 – SUBSEQUENT EVENTS

The Partnership filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval. Del Taco intended to appoint a special committee comprised of a small group of qualified limited partners to facilitate the sale process and to manage any potential conflicts of interest with respect to Del Taco that may arise during the sale process, however, zero timely applications were received. Therefore, the sale process has commenced without a special committee and Del Taco will resolve any potential conflicts of interest pursuant to the Partnership’s partnership agreement and applicable law. The sale process may result in the presentation of a sale transaction to the limited partners for approval; however, there are no assurances that Del Taco will receive any offers or will be successful in entering into a binding agreement to sell the properties. On February 17, 2015, MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a Schedule TO initiating a tender offer to purchase all units of the Partnership. The MacKenzie tender offer is unrelated to the sale process that Del Taco has initiated. On February 27, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statement in response to the Schedule TO.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

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

(a) & (b) Del Taco serves as the Partnership’s sole General Partner. Individuals who perform the functions of directors and officers of the Partnership consist of the following officers of Del Taco:

Name	Title	Age
Paul J. B. Murphy, III	Chief Executive Officer	60
Steven L. Brake	Chief Financial Officer	42
John Cappasola	Chief Brand Officer	41
David Pear	Senior Vice President, Operations	51

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

Paul J. B. Murphy, III, Chief Executive Officer of Del Taco LLC. Mr. Murphy has served as Chief Executive Officer since February 2009. He previously served as President and Chief Executive Officer of Einstein Noah Restaurant Group, Inc. (formerly, New World Restaurant Group, Inc.) from October 2003 to December 2008.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	No person of record currently owns more than five percent of limited partnership units of the Partnership, nor was any person known of by the Partnership to own of record and beneficially, or beneficially only, more than five percent of such securities.

(b)	Neither Del Taco LLC, nor any executive officer or director of Del Taco LLC, owns any limited partnership units of the Partnership.

(c)	The Partnership knows of no contractual arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Partnership, except for provisions in the Partnership agreement providing for removal of the General Partner by holders of a majority of the limited partnership units and if a material event of default occurs under the financing agreements of the General Partner.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

(a)	Other than listed below, no transactions have occurred between the Partnership and any executive officer or director of its General Partner.

During 2014, the following transactions occurred between the Partnership and the General Partner pursuant to the terms of the partnership agreement.

(1)	The General Partner earned $4,331 as its one percent share of the net income of the Partnership.

(2)	The General Partner received $4,863 in distributions relating to its one percent interest in the Partnership.

(b)	During 2014, the Partnership had no business relationships with any entity of a type required to be reported under this item.

(c)	Neither the General Partner, any director or officer of the General Partner, or any associate of any such person, was indebted to the Partnership at any time during 2014 for any amount.

(d)	Not applicable.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (Squar Milner).

	2014	2013
Audit Fees	$16,953	$17,010
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$16,953	$17,010

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm – Squar, Milner, Peterson, Miranda & Williamson, LLP
Balance Sheets
Statements of Income
Statements of Partners’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a) (2)	Financial Statement Schedule

Schedule III – Real Estate and Accumulated Depreciation

Financial statement schedules other than those referred to above have been omitted because they are not applicable or not required.

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K:

	1.	Incorporated herein by reference, Agreement of Limited Partnership of Del Taco Restaurant Properties II filed as Exhibit 3.01 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

	2.	Incorporated herein by reference, Amendment to Agreement of Limited Partnership of Del Taco Restaurant Properties II.

	3.	Incorporated herein by reference, Form of Standard Lease to be entered into by partnership and Del Taco, Inc., as lessee, filed as Exhibit 10.02 to Partnership’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission on July 10, 1984.

	31.1	Paul J. B. Murphy, III’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Steven L. Brake’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		101. INS	XBRL Instance Document

		101. SCH	XBRL Taxonomy Extension Schema Document

		101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

		101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

		101. LAB	XBRL Taxonomy Extension Label Linkbase Document

		101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

DEL TACO RESTAURANT PROPERTIES II

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description (All Restaurants)	Encumbrances	Land & land improvements	Building & Improvements	Carrying costs	Land, buildings & improvements Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income statement is computed
Victorville, CA	$—	$327,770	$224,843	$—	$552,613	$247,690	1986	1986	20 (LI), 35 (BI)
Colton, CA	—	262,661	180,179	—	442,840	$198,491	1986	1986	20 (LI), 35 (BI)
Palmdale, CA	—	404,791	277,677	—	682,468	$305,900	1986	1986	20 (LI), 35 (BI)
Pedley, CA	—	364,334	249,925	—	614,259	$275,325	1987	1987	20 (LI), 35 (BI)
Thousand Palms, CA	—	446,450	306,255	—	752,705	$337,363	1987	1987	20 (LI), 35 (BI)

	$—	$1,806,006	$1,238,879	$—	$3,044,885	$1,364,769

	Restaurants	Accumulated Depreciation
Balances at December 31, 2011	$3,044,885	$1,258,581
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2012	3,044,885	1,293,977
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2013	3,044,885	1,329,373
Additions	—	35,396
Retirements	—	—

Balances at December 31, 2014	$3,044,885	$1,364,769

The aggregate cost basis of Del Taco Restaurant Properties II real estate assets for Federal income tax purposes was $2,910,462 (unaudited) at December 31, 2014.

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
a California limited partnership

Del Taco LLC
General Partner

Date March 2, 2015	/s/ Paul J. B. Murphy, III
Paul J. B. Murphy, III
Chief Executive Officer

Date March 2, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer

Date March 2, 2015	/s/ John Cappasola
John Cappasola
Chief Brand Officer