Form 10-Q
period 2015-03-31
DEL TACO RESTAURANT PROPERTIES II
filed 2015-05-15
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Form S-11 Registration Statement filed December 17, 1982 are incorporated by reference into Part IV of this report.

INDEX

DEL TACO RESTAURANT PROPERTIES II

PART I.	FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$164,195	$173,242
Receivable from Del Taco LLC	52,829	49,915
Other current assets	1,860	1,940

Total current assets	218,884	225,097

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less—accumulated depreciation	2,272,569	2,263,720

	1,671,266	1,680,115

	$1,890,150	$1,905,212

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Payable to limited partners	$56,569	$54,773
Accounts payable	30,930	23,373

Total current liabilities	87,499	78,146

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at March 31, 2015 and December 31, 2014	1,833,675	1,857,846
General partner-Del Taco LLC	(31,024)	(30,780)

	1,802,651	1,827,066

	$1,890,150	$1,905,212

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
RENTAL REVENUES	$145,888	$137,980

EXPENSES:
General and administrative	58,838	42,061
Depreciation	8,849	8,849

	67,687	50,910

Operating income	78,201	87,070
OTHER INCOME:
Interest	53	56
Other	800	1,200

Net income	$79,054	$88,326

Net income per limited partnership unit (Note 2)	$2.90	$3.24

Number of units used in computing per unit amounts	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,054	$88,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,849	8,849
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(2,914)	(2,232)
Other current assets	80	175
Payable to limited partners	1,796	482
Accounts payable	7,557	19,529

Net cash provided by operating activities	94,422	115,129

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners	(103,469)	(113,822)

Net cash used in financing activities	(103,469)	(113,822)

Net change in cash	(9,047)	1,307
Beginning cash balance	173,242	177,072

Ending cash balance	$164,195	$178,379

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2014 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at March 31, 2015 and the results of operations and cash flows for the three month periods ended March 31, 2015 and 2014 have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Amounts related to disclosure of December 31, 2014 balances within these condensed financial statements were derived from the 2014 audited financial statements.

Management has evaluated events subsequent to March 31, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after 1% allocation to the general partner) using the weighted average number of units outstanding during the periods presented, which amounted to 27,006 in 2015 and 2014.

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

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 3 - LEASING ACTIVITIES - continued

For the three months ended March 31, 2015, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,215,734 and unaudited net losses of $17,852 as compared to unaudited sales of $1,149,833 and unaudited net losses of $25,953, respectively, for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of March 2015. The March rent receivable was collected in April 2015.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February 2015 were $103,469. On April 23, 2015, a distribution to the limited partners of $63,980, or approximately $2.37 per limited partnership unit, was approved. Such distribution was paid on May 7, 2015. The General Partner also received a distribution of $646 with respect to its 1% partnership interest in May 2015.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 7 - CONCENTRATION OF RISK

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three months ended March 31, 2015 and 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

The Partnership maintains substantially all of its cash and cash equivalents at one major commercial bank. Although the Partnership at times maintains balances that exceed the federally insured limit, it has not experienced any losses related to these balances and management believes the credit risk to be minimal.

NOTE 8 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the Partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. On October 1, 2014 the General Partner initiated a “straw poll” of all limited partners to determine if there is sufficient interest to support a potential sale of the properties and dissolution of the Partnership, as disclosed in Form 8-K filed on October 1, 2014. Limited partner responses to the straw poll were received during the fourth quarter of 2014 and on December 17, 2014, Del Taco filed a Form 8-K to disclose the results of the poll. The poll was intended to gauge interest level only and the results indicate a strong majority of the units responded either “open to” or “strongly in favor of” Del Taco testing the market and presenting a sale proposal to the limited partners for a vote. Accordingly, Del Taco filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval. Del Taco intended to appoint a special committee comprised of a small group of qualified limited partners to facilitate the sale process and to manage any potential conflicts of interest with respect to Del Taco that may arise during the sale process, however, only one timely application was received. Del Taco does not believe one committee member could adequately perform the role required by the committee, and therefore, the sale process has commenced without a special committee and Del Taco will resolve any potential conflicts of interest pursuant to the Partnership’s partnership agreement and applicable law.

On February 17, 2015, MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a schedule TO initiating a tender offer to purchase all units of the Partnership. The MacKenzie tender offer is unrelated to the sale process that Del Taco has initiated. On February 27, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statement in response to the Schedule TO.

On March 16, 2015, after evaluating several alternatives the General Partner engaged CBRE, Inc. (“CBRE”) as its commercial real estate broker to conduct a process to market the properties owned by the

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 8 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS - continued

Partnership. The General Partner expects to evaluate offers; however, there are no assurances that Del Taco will receive any acceptable offers or will be successful in entering into a binding agreement to sell the properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Del Taco Restaurant Properties II (the Partnership or the Company) offered limited partnership units for sale between September 1984 and December 1985. $6,751,500 was raised through the sale of limited partnership units and used to acquire sites and build seven restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. Two restaurants were sold in 1994.

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

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended March 31,
	2015	2014
Bear Valley Rd., Victorville, CA	$19,546	$18,538
West Valley Blvd., Colton, CA	41,483	36,770
Palmdale Blvd., Palmdale, CA	19,635	18,033
DeAnza Country Shopping Center, Pedley, CA	31,969	33,697
Varner Road, Thousand Palms, CA	33,255	30,942

Total	$145,888	$137,980

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $145,888 during the three month period ended March 31, 2015, which represents an increase of $7,908 from the corresponding period in 2014. The changes in rental revenues between 2014 and 2015 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended
	March 31,
	2015	2014
Accounting fees	54.95%	75.90%
Distribution of information to limited partners	19.80%	24.10%
Potential sale-related expenses	25.25%	—

	100.00%	100.00%

Prior year percentages above have been reclassified to conform to the March 31, 2015 presentation. General and administrative expenses increased due to increased legal and printing costs in connection with the matter described in Note 8.

For the three month period ended March 31, 2015, net income decreased by $9,272 from 2014 to 2015 due to the increase in general and administrative expenses of $16,777 and the decrease in interest and other income of $403, partially offset by the increase in revenues of $7,908.

Significant Recent Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Partnership’s consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Partnership’s disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Partnership’s results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical which involve significant management judgments, assumptions and estimates is included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the Partnership’s policies during 2015.

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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: May 14, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)