Form 10-Q
period 2015-06-30
DEL TACO RESTAURANT PROPERTIES II
filed 2015-08-12
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

INDEX

DEL TACO RESTAURANT PROPERTIES II

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$203,699	$173,242
Receivable from Del Taco LLC	50,377	49,915
Other current assets	1,778	1,940

Total current assets	255,854	225,097

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less-accumulated depreciation	2,281,418	2,263,720

	1,662,417	1,680,115

	$1,918,271	$1,905,212

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$42,397	$54,773
Accounts payable	39,708	23,373

Total current liabilities	82,105	78,146

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at June 30, 2015 and December 31, 2014	1,866,855	1,857,846
General partner-Del Taco LLC	(30,689)	(30,780)

	1,836,166	1,827,066

	$1,918,271	$1,905,212

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
RENTAL REVENUES	$152,507	$145,576	$298,395	$283,556

EXPENSES:
General and administrative	47,666	17,178	106,504	59,240
Depreciation	8,849	8,849	17,698	17,698

	56,515	26,027	124,202	76,938

Operating income	95,992	119,549	174,193	206,618

OTHER INCOME:
Interest	49	57	102	113
Other	2,100	2,250	2,900	3,450

Net income	$98,141	$121,856	$177,195	$210,181

Net income per limited partnership unit (note 2)	$3.60	$4.47	$6.50	$7.70

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$177,195	$210,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,698	17,698
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	(462)	1,825
Other current assets	162	175
Payable to limited partners	(12,376)	1,374
Accounts payable	16,335	17,253

Net cash provided by operating activities	198,552	248,506

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(168,095)	(235,466)

Net cash used in financing activities	(168,095)	(235,466)

Net change in cash	30,457	13,040

Beginning cash balance	173,242	177,072

Ending cash balance	$203,699	$190,112

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2014 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at June 30, 2015, the results of operations for the three and six month periods ended June 30, 2015 and 2014 and cash flows for the six month periods ended June 30, 2015 and 2014 have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Amounts related to disclosure of December 31, 2014 balances within these condensed financial statements were derived from the audited 2014 financial statements.

Management has evaluated events subsequent to June 30, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

NOTE 2 - NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is based on net income attributable to the limited partners (after one percent allocation to the general partner) using the weighted average number of units outstanding during the periods presented which amounted to 27,006 in 2015 and 2014.

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

For the three months ended June 30, 2015, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,270,894 and unaudited net income of $7,157 as compared to unaudited sales of $1,213,137 and unaudited net losses of $17,457 for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the increase in net income from the corresponding period of the prior year primarily relates to an increase in sales and reduced interest expense.

For the six months ended June 30, 2015, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $2,486,628 and unaudited net losses of $10,695 as compared to unaudited sales of $2,362,970 and unaudited net losses of $43,410 for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to an increase in sales and reduced interest expense.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

UNAUDITED

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of June 2015. The June rent receivable was collected in July 2015.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February and June 2015 were $103,469 and $64,626, respectively. On July 30, 2015, a distribution to the limited partners of $139,889, or approximately $5.18 per limited partnership unit, was declared. Such distribution was paid on August 6, 2015. The General Partner also received a distribution of $1,413 with respect to its one percent partnership interest in August 2015.

NOTE 6 - PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 - CONCENTRATION OF RISK

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and six months ended June 30, 2015 and 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

UNAUDITED

NOTE 8 - COMMUNICATION FROM CERTAIN LIMITED PARTNERS AND STRAW POLL RESULTS

During the third quarter of 2014, several limited partners communicated to the General Partner their desire to potentially sell all of the properties and then dissolve the Partnership. Pursuant to the partnership agreement, any decision to sell all of the properties and to dissolve the Partnership would require approval from a majority in interest of limited partners. On October 1, 2014 the General Partner initiated a “straw poll” of all limited partners to determine if there was sufficient interest to support exploring a potential sale of the properties and dissolution of the Partnership, as disclosed in Form 8-K filed on October 1, 2014. Limited partner responses to the straw poll were received during the fourth quarter of 2014 and on December 17, 2014, Del Taco filed a Form 8-K to disclose the results of the poll. The poll was intended to gauge interest level only and the results indicated a strong majority of the units responded either “open to” or “strongly in favor of” Del Taco testing the market and presenting a sale proposal to the limited partners for a vote. Accordingly, Del Taco filed a Form 8-K on January 12, 2015 indicating its intention to initiate a sale process to market the properties owned by the Partnership that may result in the presentation of a sale transaction to the limited partners for approval. Del Taco intended to appoint a special committee comprised of a small group of qualified limited partners to facilitate the sale process and to manage any potential conflicts of interest with respect to Del Taco that may arise during the sale process, however, only one timely application was received. Del Taco does not believe one committee member could adequately perform the role required by the committee, and therefore, the sale process has commenced without a special committee and Del Taco will resolve any potential conflicts of interest, if any, pursuant to the Partnership’s partnership agreement and applicable law.

On February 17, 2015, MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a schedule TO initiating a tender offer to purchase all units of the Partnership. The MacKenzie tender offer is unrelated to the sale process that Del Taco has initiated. On February 27, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statement in response to the Schedule TO.

On March 16, 2015, after evaluating several alternatives, the General Partner engaged CBRE, Inc. (“CBRE”) as its commercial real estate broker to conduct a process to market the properties owned by the Partnership. The General Partner evaluated offers it received and on July 24, 2015, entered into a binding agreement to sell the properties as discussed in Note 9.

NOTE 9 - SUBSEQUENT EVENTS

On July 24, 2015, the Partnership entered into a purchase and sale agreement (the “Agreement”) with Orion Buying Corp. (“Orion”), an unrelated party, which is subject to approval as described below. Pursuant to the Agreement, and upon the terms and subject to the conditions described therein, Orion agreed to purchase all five properties owned by the Partnership (the “Properties”) on an “as is, where is” basis for a total purchase price of $8,075,000 in cash. Pursuant to the terms of the Agreement, Orion is obligated to deposit funds in escrow in an aggregate amount of $187,500.

The Agreement may be terminated by Orion (a) within 28 days from the date of execution (the “Contingency Period”), if during such period it objects to any fact, condition, requirement or exception set forth in the title reports, and (b) thereafter, if any contingency set forth in the Agreement is not satisfied by the Partnership by December 31, 2015, and in either case, Orion will be refunded its deposits. However, if after the Contingency Period the Partnership is in default, and Orion is not in default, in the performance of any of its representations, warranties or covenants under the Agreement, and Orion has satisfied all of its obligations, then Orion may either (i) terminate the Agreement and receive a refund of its deposits and also recover from the Partnership its reasonable out-of-pocket costs in connection with the Agreement (but not to exceed $50,000) as liquidated damages, or (ii) bring a suit for specific performance.

If a contingency to the Partnership closing set forth in the Agreement is not satisfied by December 31, 2015, then the Partnership may terminate the Agreement and Orion will be refunded its deposits. However, if Orion is in default, and the Partnership is not in default, in the performance of any of its representations, warranties or covenants under the Agreement, and the Partnership has satisfied all of its obligations, then the Partnership may terminate the Agreement and receive Orion’s deposits as liquidated damages. Following completion of the transaction, the current leases on the Properties will be

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

UNAUDITED

NOTE 9 - SUBSEQUENT EVENTS - continued

terminated and the “General Partner” will lease the Properties from Orion. The sale of the Properties pursuant to the terms and conditions of the Agreement is subject to approval of a majority interest of the limited partners of the Partnership and other customary closing conditions related to the sale of real property. If the transaction is consummated, CBRE, Inc., the real estate broker for the sale of the properties by the Partnership, will receive a commission of 1.5% of the purchase price. If the sale is approved by the majority interest of limited partners of the Partnership, the sale is expected to close during the fourth quarter of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Del Taco Restaurant Properties II (the “Partnership” or the “Company”) offered limited partnership units for sale between September 1984 and December 1985. $6,751,000 was raised through the sale of limited partnership units and used to acquire sites and build seven restaurants and also to pay commissions to brokers and to reimburse Del Taco LLC (the General Partner or Del Taco) for offering costs incurred. Two restaurants were sold in 1994.

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

Results of Operations

The Partnership owns five properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Bear Valley Rd., Victorville, CA	$20,788	$18,665	$40,334	$37,202
West Valley Blvd., Colton, CA	42,036	39,143	83,519	75,914
Palmdale Blvd., Palmdale, CA	20,509	18,800	40,144	36,833
DeAnza Country Shopping Center, Pedley, CA	33,139	34,917	65,108	68,614
Varner Road, Thousand Palms, CA	36,035	34,051	69,290	64,993

Total	$152,507	$145,576	$298,395	$283,556

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $152,507 during the three month period ended June 30, 2015, which represents an increase of $6,931 from the corresponding period in 2014. The Partnership earned rental revenue of $298,395 during the six month period ended June 30, 2015, which represents an increase of $14,839 from the corresponding period in 2014. The changes in rental revenues between 2015 and 2014 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percentage of Total
	General & Administrative Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Accounting fees	18.51%	46.82%	38.63%	67.47%
Distribution of information to limited partners	20.99%	53.18%	20.34%	32.53%
Potential sale-related expenses	60.50%	—	41.03%	—

	100.00%	100.00%	100.00%	100.00%

Prior year percentages above have been reclassified to conform to the June 30, 2015 presentation. General and administrative expenses increased due to increased legal and printing costs in connection with the matters described in Note 8 and Note 9.

For the three month period ended June 30, 2015, net income decreased by $23,715 from 2014 to 2015 due to the increase in general and administrative expenses of $30,488 and the decrease in interest and other income of $158, partially offset by the increase in revenues of $6,931. For the six month period ended June 30, 2015, net income decreased by $32,986 from 2014 to 2015 due to the increase in general and administrative expenses of $47,264 and the decrease in interest and other income of $561, partially offset by the increase in revenues of $14,839.

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

(c)	Asset-backed issuers:

Not applicable.

PART II. OTHER INFORMATION

There is no information required to be reported for any items under Part II, except as follows:

Item 6.	Exhibits

(a)	Exhibits

2.1	Purchase and Sale Agreement, dated July 24, 2015, between Del Taco Restaurant Properties II and Orion Buying Corp. (Incorporated by reference to Exhibit 2.1 on Form 8-K filed on July 30, 2015).

31.1	Paul J. B. Murphy, III’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Steven L. Brake’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: August 12, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)