Form 10-Q
period 2015-09-30
DEL TACO RESTAURANT PROPERTIES II
filed 2015-11-12
CIK 749153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

INDEX

DEL TACO RESTAURANT PROPERTIES II

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

DEL TACO RESTAURANT PROPERTIES II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$188,483	$173,242
Receivable from Del Taco LLC	48,759	49,915
Other current assets	1,697	1,940

Total current assets	238,939	225,097

PROPERTY AND EQUIPMENT:
Land	1,430,345	1,430,345
Land improvements	375,661	375,661
Buildings and improvements	1,238,879	1,238,879
Machinery and equipment	898,950	898,950

	3,943,835	3,943,835
Less-accumulated depreciation	2,290,267	2,263,720

	1,653,568	1,680,115

	$1,892,507	$1,905,212

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Payable to limited partners	$41,556	$54,773
Accounts payable	53,389	23,373

Total current liabilities	94,945	78,146

PARTNERS’ EQUITY:
Limited partners; 27,006 units outstanding at September 30, 2015 and December 31, 2014	1,828,637	1,857,846
General partner-Del Taco LLC	(31,075)	(30,780)

	1,797,562	1,827,066

	$1,892,507	$1,905,212

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RENTAL REVENUES	$149,528	$143,586	$447,923	$427,143

EXPENSES:
General and administrative	39,288	24,676	145,792	83,916
Depreciation	8,849	8,849	26,547	26,547

	48,137	33,525	172,339	110,463

Operating income	101,391	110,061	275,584	316,680

OTHER INCOME:
Interest	57	61	159	174
Other	1,250	2,225	4,150	5,675

Net income	$102,698	$112,347	$279,893	$322,529

Net income per limited partnership unit (Note 2)	$3.76	$4.12	$10.26	$11.82

Number of units used in computing per unit amounts	27,006	27,006	27,006	27,006

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$279,893	$322,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,547	26,547
Changes in operating assets and liabilities:
Receivable from Del Taco LLC	1,156	2,882
Other current assets	243	175
Payable to limited partners	(13,217)	3,517
Accounts payable	30,016	13,444

Net cash provided by operating activities	324,638	369,094

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions to partners	(309,397)	(367,952)

Net cash used in financing activities	(309,397)	(367,952)

Net change in cash	15,241	1,142

Beginning cash balance	173,242	177,072

Ending cash balance	$188,483	$178,214

See accompanying notes to condensed financial statements.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should therefore be read in conjunction with the financial statements and notes thereto contained in the annual report on Form 10-K for the year ended December 31, 2014 for Del Taco Restaurant Properties II (the Partnership or the Company). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership’s financial position at September 30, 2015, the results of operations for the three and nine month periods ended September 30, 2015 and 2014 and cash flows for the nine month periods ended September 30, 2015 and 2014 have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Amounts related to disclosure of December 31, 2014 balances within these condensed financial statements were derived from the 2014 audited financial statements.

Management has evaluated events subsequent to September 30, 2015 through the date that the accompanying condensed financial statements were filed with the Securities and Exchange Commission (“SEC”) for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

For the three months ended September 30, 2015, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $1,246,067 and unaudited net income of $15,215 as compared to unaudited sales of $1,196,553 and unaudited net losses of $33,604, respectively, for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales and reduced interest expense.

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 3 - LEASING ACTIVITIES - continued

For the nine months ended September 30, 2015, the five restaurants operated by Del Taco, for which the Partnership is the lessor, had combined, unaudited sales of $3,732,695 and unaudited net income of $4,520 as compared to unaudited sales of $3,559,523 and unaudited net losses of $77,015 for the corresponding period in 2014. Net income or loss of each restaurant includes charges for general and administrative expenses incurred in connection with supervision of restaurant operations and interest expense and the decrease in net loss from the corresponding period of the prior year primarily relates to increases in sales and reduced interest expense.

NOTE 4 - TRANSACTIONS WITH DEL TACO

The receivable from Del Taco consists primarily of rent accrued for the month of September 2015. The September rent receivable was collected in October 2015.

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

NOTE 5 - DISTRIBUTIONS

Total cash distributions declared and paid in February, June and August 2015 were $103,469, $64,626 and $141,302, respectively. On October 26, 2015, a distribution to the limited partners of $100,908, or approximately $3.74 per limited partnership unit, was approved. Such distribution was paid on November 5, 2015. The General Partner also received a distribution of $1,019 with respect to its one percent partnership interest in November 2015.

NOTE 6 – PAYABLE TO LIMITED PARTNERS

Payable to limited partners represents a reclassification from cash for distribution checks made to limited partners that have remained outstanding for six months or longer.

NOTE 7 – CONCENTRATION OF RISK

The five restaurants leased to Del Taco make up all of the income producing assets of the Partnership and contributed all of the Partnership’s rental revenues during the three and nine months ended September 30, 2015 and 2014. Therefore, the business of the Partnership is entirely dependent on the success of the Del Taco trade name restaurants that lease the properties.

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

DEL TACO RESTAURANT PROPERTIES II

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

UNAUDITED

NOTE 8 – PURCHASE AND SALE AGREEMENT

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

If the Partnership is in default, and Orion is not in default, in the performance of any of its representations, warranties or covenants under the Agreement, and Orion has satisfied all of its obligations, then Orion may either (i) terminate the Agreement and receive a refund of its deposits and also recover from the Partnership its reasonable out-of-pocket costs in connection with the Agreement (but not to exceed $50,000) as liquidated damages, or (ii) bring a suit for specific performance.

If a contingency to the Partnership closing set forth in the Agreement is not satisfied by December 17, 2015, then the Partnership may terminate the Agreement and Orion will be refunded its deposits. However, if Orion is in default, and the Partnership is not in default, in the performance of any of its representations, warranties or covenants under the Agreement, and the Partnership has satisfied all of its obligations, then the Partnership may terminate the Agreement and receive Orion’s deposits as liquidated damages.

Following completion of the transaction, the current leases on the Properties will be terminated and the General Partner will lease the Properties from Orion. The sale of the Properties pursuant to the terms and conditions of the Agreement is subject to approval of a majority interest of the limited partners of the Partnership and other customary closing conditions related to the sale of real property. A Special Meeting of the limited partners is scheduled for November 23, 2015 for the purpose of considering a proposal to sell all of the properties owned by the partnership. If the transaction is consummated, CBRE, Inc., the real estate broker for the sale of the properties by the Partnership, will receive a commission of 1.5% of the purchase price. If the sale is approved by the majority interest of limited partners of the Partnership, the sale is expected to close during the fourth quarter of 2015.

On September 18, 2015, MacKenzie Realty Capital, Inc. (“MacKenzie”), a limited partner, filed a Schedule TO initiating a tender offer to purchase all units of the Partnership. This MacKenzie tender offer is unrelated to purchase and sale agreement with Orion. On September 25, 2015, the Partnership filed a Schedule 14D-9 solicitation/recommendation statements in response to the Schedule TO. On November 5, 2015, MacKenzie filed an amendment to its Schedule TO reporting that 435 units have been tendered and following purchase of all the tendered units, the purchasers will own an aggregate of approximately 2,283 units, or approximately 8.5% of the total outstanding units.

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

Results of Operations

The Partnership owns five properties that are under long-term lease to Del Taco for restaurant operations.

The following table sets forth rental revenue earned by restaurant (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Bear Valley Rd., Victorville, CA	$21,008	$19,349	$61,342	$56,551
West Valley Blvd., Colton, CA	42,446	41,672	125,965	117,586
Palmdale Blvd., Palmdale, CA	19,749	19,194	59,893	56,027
Clay St., Riverside, CA	33,900	33,081	99,008	101,695
Varner Road, Thousand Palms, CA	32,425	30,290	101,715	95,284

Total	$149,528	$143,586	$447,923	$427,143

The Partnership receives rental revenues equal to 12 percent of gross sales from the restaurants. The Partnership earned rental revenue of $149,528 during the three month period ended September 30, 2015, which represents an increase of $5,942 from the corresponding period in 2014. The Partnership earned rental revenue of $447,923 during the nine month period ended September 30, 2015, which represents an increase of $20,780 from the corresponding period in 2014. The changes in rental revenues between 2014 and 2015 are directly attributable to changes in sales levels at the restaurants under lease due to local competitive and industry factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

The following table breaks down general and administrative expenses by type of expense:

	Percent of Total
	General & Administrative Expense
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Accounting fees	14.96%	23.46%	32.26%	54.52%
Distribution of information to limited partners	20.18%	31.73%	19.39%	32.30%
Potential sale-related expenses	64.86%	44.81%	48.35%	13.18%

	100.00%	100.00%	100.00%	100.00%

Prior year percentages above have been reclassified to conform to the current year presentation. General and administrative expenses increased due to increased legal and printing costs in connection with the matters described in Note 8.

For the three month period ended September 30, 2015, net income decreased by $9,649 from 2014 to 2015 due to the increase in general and administrative expenses of $14,612 and the decrease in interest and other income of $979, partially offset by the increase in revenues of $5,942. For the nine month period ended September 30, 2015, net income decreased by $42,636 from 2014 to 2015 due to the increase in general and administrative expenses of $61,876 and the decrease in interest and other income of $1,540, partially offset by the increase in revenues of $20,780.

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

DEL TACO RESTAURANT PROPERTIES II
(a California limited partnership)
Registrant

Del Taco LLC
General Partner

Date: November 12, 2015	/s/ Steven L. Brake
Steven L. Brake
Chief Financial Officer
(Principal Financial Officer)